Form 10QSB
period 2004-03-31
BEXIL CORP
filed 2004-05-17
CIK 1023714

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X            Quarterly Report Pursuant to Section 13 or 15(d) of the
------
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                                       or

                Transition Report Pursuant to Section 13 or 15(d) of the
------
                         Securities Exchange Act of 1934

                  For the Transition Period From             to


For Quarter Ended March 31, 2004           Commission File Number 005-51849


                                BEXIL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Maryland                                        13-3907058
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


         11 Hanover Square, New York, New York                        10005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0400
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The registrant had outstanding 879,571 shares of common stock, par value $.01 per share, as of April 30, 2004.

                                BEXIL CORPORATION
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2004


                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet
 -(Unaudited) March 31, 2004                                                   3

Condensed Consolidated Statements of Income (Loss)
 -(Unaudited) Three Months Ended March 31, 2004
    and March 31, 2003                                                         4

Condensed Consolidated Statements of Cash Flows
 -(Unaudited) Three Months Ended March 31, 2004
    and March 31, 2003                                                         5

Notes to Condensed Consolidated Financial Statements (Unaudited)               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                   12

Item 3.  Controls and Procedures                                              14

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         During The Period Covered by This Report                             15

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K                                     15


CERTIFICATION SIGNATURES                                                      16

                                BEXIL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                          $ 2,121,345
  Marketable securities (Note 3)                                       2,009,993
                                                                       ---------
    Total Current Assets                                               4,131,338
                                                                       ---------

Fifty percent interest in unconsolidated affiliate (Note 8)            8,422,447
Other investments (Note 3)                                               325,560
Deferred taxes                                                           149,230
Receivables, prepaid assets and other                                     65,649
                                                                          ------
                                                                       8,962,886

    Total Assets                                                    $ 13,094,224
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities                               $ 68,146
                                                                        --------
  Total Current Liabilities                                               68,146
                                                                          ------

Shareholders' Equity: (Notes 3 and 4)

Common Stock, $0.01 par value
10,000,000 shares authorized
   879,591 shares issued and outstanding                                   8,796
Additional paid-in capital                                             9,437,230
Retained earnings                                                      3,580,052
                                                                       ---------
Total Shareholders' Equity                                            13,026,078
                                                                      ----------
Total Liabilities and Shareholders' Equity                          $ 13,094,224
                                                                    ============


See accompanying notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                     Three Months Ended March 31
                                                     2004                   2003
                                                     ----                   ----

Revenues:
  Interest and other income                         $  65,441          $  45,822
  Equity in earnings of unconsolidated affiliate      519,511            953,371
                                                     --------            -------
                                                      584,952            999,193
                                                     --------            -------
Expenses:
  General and administrative (Note 7)                 203,493            120,843
  Communication costs                                   4,785              3,670
  Professional fees                                    18,798             23,020
                                                     --------            -------
                                                      227,076            147,533
                                                     --------            -------

Income before income taxes                            357,876            851,660
Income tax expense (benefit) (Note 6)                 (17,244)            39,803
                                                     --------            -------
Net income                                          $ 375,120          $ 811,857
                                                    =========          =========

Per share net income:

  Basic                                                $ 0.43             $ 0.94
  Diluted                                              $ 0.43             $ 0.94

Average shares outstanding:

  Basic                                               879,571            865,111
  Diluted                                             880,928            865,111



See accompanying notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months
                                                                      Ended March 31,
                                                                 2004                  2003
                                                                 ----                  ----
Cash Flows from Operating Activites
 Net income                                                  $  375,120           $  811,857
                                                             ----------           ----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Increase in equity of earnings of subsidiary                (519,511)            (953,371)
   Increase in deferred income taxes                            (26,244)              39,804
   Net realized gain on investments                             (13,410)              (4,860)

  (Increase) decrease in:
    Prepaid expenses and other assets                           (16,198)              36,726
    Accrued other expenses                                     (177,453)            (557,320)
                                                             ----------           ----------
  Total adjustments                                            (752,816)          (1,439,021)
                                                             ----------           ----------
    Net cash used for operating activities                     (377,696)            (627,164)
                                                             ----------           ----------

Cash Flows from Investing Activites:
   Maturity of investments                                    2,300,000                 -
   Purchase of investments                                         (560)                -
                                                             ----------           ----------
     Net cash provided by investing activities                2,299,440                 -
                                                             ----------           ----------

Cash Flows from Financing Activities:
    Cash dividend distribution                                    -                  (79,866)
                                                             ----------           ----------
    Net cash used for financing activities                        -                  (79,866)
                                                             ----------           ----------

    Net increase(decrease) in cash and cash equivalents       1,921,744             (707,030)

Cash and Cash Equivalents
  At beginning of period                                        199,601            1,170,475
                                                             ----------           ----------
  At end of period                                           $2,121,345           $  463,445
                                                             ==========           ==========

Supplemental disclosure: The Company paid no Federal income tax during the three months ended March 31, 2004 and 2003.


See accompany notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Bexil Corporation ("Bexil" and the "Company"), a Maryland corporation, is a holding company operating businesses directly or through companies in which it has a majority or other substantial interest. The Company's primary business is comprised of its 50% interest in privately held York Insurance Services Group, Inc. ("York"). Since the 1930's, York's affiliates have served as third party administrators and independent adjusters providing claims data and risk related services to insurance carriers, self insureds, public entities, brokers, and other intermediaries. York's claims services include property & casualty, workers' compensation, special investigative unit services & surveillance, transportation & logistics, environmental, construction, and inland & ocean marine. Effective January 6, 2004, the Securities and Exchange Commission issued an order declaring that Bexil had ceased to be an investment company under Section 8(f) of the Investment Company Act of 1940 (see Note 2).

     BASIS OF PRESENTATION

     The condensed financial statements include the accounts of the Company. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Investments in money market funds are considered to be cash equivalents. At March 31, 2004, the Company had invested approximately $1,845,900 in a money market fund.

     MARKETABLE SECURITIES

     The Company classifies its investment in U.S. Treasury notes as held-to-maturity securities since the Company has the positive intent and ability to hold to maturity, and accordingly these securities are recorded at amortized cost. The Company's other investment in marketable securities is in common stock of a non-public entity with no readily available market price, and accordingly this security is carried at cost.

     INCOME TAXES

     The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

     SEGMENT INFORMATION

     The Company's operations are organized around insurance services and classified into one group - insurance services.

     EARNING PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earning per share:

                                                              Three Months
                                                             Ended March 31,
                                                         -----------------------

                                                           2004           2003
                                                           ----           ----
Numerator for basic and diluted earnings per share:
  Net income                                            $  375,120    $  811,857
                                                        ==========    ==========

Denominator:
  Denominator for basic
   earning per share:
  Weighted-average shares                                  879,571       865,111
  Effect of dilutive securities:
   Employee stock options                                    1,357          -
                                                        ----------    ----------

Denominator for diluted earnings per share:
  adjusted weighted-average shares
  and assumed conversion                                   880,928       865,111
                                                        ==========    ==========


2.   CHANGE IN ACCOUNTING PRINCIPLE

     Effective with the Securities and Exchange Commission's order declaring that the Company had ceased to be an investment company under Section 8 (f) of the Investment Company Act of 1940, the Company changed its method of accounting for its 50% interest in York from the fair value method to the equity method. In addition, the Company changed its method of accounting for its other marketable securities. As a result of these changes, the financial statements were restated by applying retroactively the new accounting principle. The cumulative adjustment to retained earnings was made as of December 31, 2002 as follows:

     Balance as of December 31, 2002, as previously reported:   $ 3,741,603*

     Adjustment for the cumulative effect on prior years
        of applying retroactively the equity method of
        accounting for a 50% interest in an unconsolidated
        affiliate and the change in accounting for its
        other marketable securities                              (2,244,023)
                                                                -----------

     Balance as of December 31, 2002, as adjusted               $ 1,497,580
                                                                ===========

     *Total net assets as reported as
        an investment company as of December 31, 2002           $12,986,211
      Amount of additional paid-in capital                        9,244,608
                                                                -----------
        Amount of retained earnings                             $ 3,741,603


     The impact on the earnings for the three months ended March 31, 2003 for the change in accounting principle was an increase of $256,736 or $.30 per share.

3.   MARKETABLE SECURITIES

     As of March 31, 2004, marketable securities consisted of the following:

                                               Cost          Market Value

     U.S. Treasury Note                    $2,009,993         $2,019,993
     Common stock of non-public entity*       325,560                 *
                                           ----------
     Total                                 $2,335,553
                                           ==========

     * No readily determinable market value

4.   STOCK OPTIONS

     On March 25, 2004, the Company's shareholders' approved the adoption a Long-Term Incentive Plan, which provides for the granting of a maximum of 175,918 options to purchase common stock to directors, officers and key employees of the Company or its subsidiaries. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years.

     Company applies APB Opinion 25 and related interpretations in according for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   Three Months Ended March 31,
                                                    2004                 2003
                                                    ----                 ----
New income (loss)          As reported          $  375,120           $ 811,857
                             Pro forma          $ (339,743)          $ 811,857

Earning per share

       Basic               As reported          $     0.43              $ 0.94
                             Pro forma          $    (0.39)             $ 0.94

       Diluted             As reported          $     0.43              $ 0.94
                             Pro forma          $    (0.39)             $ 0.94

     The fair value of each option grant is estimated as of the date of grants using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004; volatility of 49%; risk-free interest rate of 2.7% and expected life of 3 years.

     A summary of the status of the Company's stock option plans as of March 31, 2004 and changes during the period ending on that date are presented below:

                                                                   Weighted
                                              Number                Average
                                                Of                 Exercise
Stock Options                                 Shares                 Price
-------------                            ----------------       --------------


Outstanding at Decemeber 31, 2003                 -                $    -
Granted                                       124,500                22.39
                                          ----------------
Outstanding at March 31, 2004                 124,500             $  22.39
                                          ----------------

     There were 72,952 options exercisable at March 31, 2004 with a weighted-average exercise price of $21.86. The weighted average fair value of options granted using the Black-Scholes option-pricing model was $9.88 for the three months ended March 31, 2004.

     The following table summarized information about stock options outstanding at March 31, 2004:

                                        Weighted-Average
   Range of              Number            Remaining           Weighted-Average
Exercise Prices       Outstanding       Contractual Life        Exercise Price
---------------       -----------       ----------------       ----------------
$21.59 - $23.75         124,500             5 years                 $22.39

5.   PENSION PLAN

     The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 2004 and 2003 was approximately $8,000 and $0 respectively.

6.   INCOME TAXES

     The provision (benefit) for income taxes for the three months ended March 31, 2004 and 2003 is as follows:

                                          2004             2003
                                          ----             ----

         Current
           Federal                      $     -                -
           State and local                 9,000               -
                                        --------         --------
                                           9,000               -
         Deferred                        (26,244)          39,803
                                        --------         --------
                                         (17,244)        $ 39,803
                                        ========         ========

     Deferred taxes are comprised of the following as of March 31, 2004:

     Net operating and capital loss carryforwards                $(637,250)
     Equity in earnings of unconsolidated affiliate                488,020
                                                                 ---------
                                                                 $(149,230)
                                                                 =========

     The provision for income taxes differs from the federal statutory income tax rate as a result of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.

7.   RELATED PARTIES

     Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (the "Affiliates"). The Company shares office space and various administrative and other support functions with the Affiliates and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for these costs and for the three months ending March 31, 2004 and 2003, the Company has charged operations approximately $29,700 and $24,000 respectively.

8.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

     York's summarized condensed financial information is as follows:

                                    York Insurance Services Group, Inc.
                            ----------------------------------------------------
                              Three Months ended            Three Months ended
                                 March 31, 2004               March 31, 2003
                            -------------------------   ------------------------

Sales                           $ 14,617,026                   $ 12,754,540
Expenses                        $ 12,803,075                   $  9,409,457
Net income from
  continuing operations         $  1,039,022                   $  1,906,741
Net income                      $  1,039,022                   $  1,906,741



     York is a 50% owned affiliate accounted for by the equity method. The Company's cost of its 50% interest in York exceeds the underlying equity in net assets as follows:

     Fifty percent interest in unconsolidated affiliate        $  8,422,447
     Equity in net assets of York                                 6,922,447
                                                               ------------
        Goodwill                                               $  1,500,000
                                                               ============

     In accordance with Financial Accounting Standards No. 142 ("SFAS 142"), the equity method goodwill is not amortized or reviewed for impairment. However, the equity method for the 50% interest in York is reviewed for impairment at least annually in accordance with SFAS 142.

9.   CONTINGENCIES

     From time to time, Bexil is threatened or named as defendant in litigation arising in the normal course of business. As of March 31, 2004, Bexil was not involved in any litigation that, in the opinion of management, would have a material adverse impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Bexil Corporation, a Maryland corporation, is a holding company operating businesses directly or through companies in which it has a majority or other substantial interest. Bexil's primary business currently is comprised of its 50% interest in York Insurance Services Group, Inc. ("York"). Since the 1930's, York's affiliates have served as third party administrators and independent adjusters providing claims data and risk related services to insurance carriers, self insureds, public entities, brokers, and other intermediaries. York's claims services include property & casualty, workers' compensation, special investigative unit services & surveillance, transportation & logistics, environmental, construction, and inland & ocean marine. Effective January 6, 2004, the Securities and Exchange Commission issued an order declaring that Bexil had ceased to be an investment company under Section 8(f) of the Investment Company Act of 1940.

The Market for York's Services is Highly Competitive

York competes in the domestic and international markets for claims administration, claims adjusting, and related services, which are highly competitive. A large number of companies compete in varying ways in various segments of the market. Competitors include those insurance companies that have their own claims handling capabilities, insurance brokers offering adjusting and related services to supplement brokerage services, as well as national, regional and small adjusting companies.

Although there are a large number of property and casualty insurers, the major insurers, which account for a substantial portion of the market, typically maintain a staff of adjusters on their payrolls. Generally, insurers use this staff to adjust automobile and smaller property claims; however many insurers also have internal adjusting staffs who handle claims that are larger or more complicated. Nonetheless, to varying degrees, property and casualty insurers "outsource" claims adjusting, whether entirely, on a multi-policy "program" basis or, a policy-by-policy basis or on an adjustment-by-adjustment basis.

Insurers have numerous reasons for out-sourcing claims handling. Some insurers have elected to reduce overhead by eliminating internal claims adjusting capability in whole or in part. Others have specialized requirements for specialized adjusting services. Additionally, certain claims may require adjusting services outside the geographic area that an insurer's staff can handle conveniently. Insurers' relationships with insureds or managing general agents and those parties' relationships with claims administrators may also result in an insurer out-sourcing claims. York makes its services available to those insurers wishing to out-source claims handling.

Insurance markets tend to be cyclical in nature. As markets "harden", premiums, deductibles and "self-insured retention" amounts tend to increase, while coverage terms tend to become more restrictive. As markets "soften", the opposite tends to occur. Different business opportunities arise in all phases of these cycles. For example, the higher deductibles and self-insured retention amounts seen during a "hard" market may lead insureds to take a greater degree of control over the claims handling process. This presents an opportunity for York to provide service to "self-insured" parties. On the other hand, a "soft" market will tend to cause insurers to seek to cut costs. One way insurers try to do this is by reducing the overhead of their in-house claims departments. This presents an opportunity to York to handle "out-sourced" claims.

In short, there are challenges and opportunities in each part of a cycle in the insurance market. It is not currently possible to accurately predict the net outcome of how these countervailing factors will affect York as market cycles change.

One major customer and its affiliates as a group accounted for approximately 30% of York's sales for the year ended 2003. Although a loss of all or a major portion of York's business with most of these affiliates would not have a material adverse impact on York, a material reduction in sales to the entire group of affiliates could have a material adverse impact on York, if the lost business were not replaced . York is pursuing plans to broaden its customer base in terms of number of clients served and to reduce the share of business represented by the aforesaid major customer, all while increasing the overall amount of business done with all customers.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The Company's total revenues of $584,952 decreased $414,241 from $999,193, primarily due to equity in lower earnings of as unconsolidated subsidiary, York Insurance Services Group, Inc. ("York"). Partly offsetting this was an increase in investment earnings and other of $19,619 or 42.81%. Equity in earnings of York decreased $433,860 due to York's lower net income as compared to the first quarter of 2003. Although York's revenue increased 14.6%, operating expenses increased approximately 36.0% due to increased marketing and servicing personnel and infrastructure.

Total expenses of $227,076 increased $79,543 or 53.92% versus the period last year. General and administrative expenses increased $82,650 or 68.39% due to higher employee costs. Offsetting this was a decrease in professional fees of $4,222 or 18.34%.

Net income for the period was $375,120 or $.43 per share on a diluted basis as compared to net income of $811,857 or $.94 per share on a diluted basis for the quarter ended March 31, 2003.

Forward-Looking Information

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include the following: changes in general economic conditions in York's major geographic markets; occurrences of weather-related, natural and man-made disasters, changes in overall employment levels and associated injury rates in the United States; changes in the degree to which property and casualty insurance carriers outsource their claims handling functions; decisions by major insurance carriers and underwriters and brokers to expand their activities as third party administrators and adjusters, which would directly compete with York's business; the ability to identify new revenue sources not directly tied to the insurance underwriting cycle; the growth of alternative risk programs and the use of independent third party administrators such as York, as opposed to administrators affiliated with brokers or insurance carriers; ability to develop or acquire information technology resources to support and grow York's business; the ability to recruit, train and retain qualified personnel; the renewal of existing major contracts with clients and York's ability to obtain such renewals and new contracts on satisfactory financial terms and the creditworthiness of its major clients; changes in accounting principles or application of such principles to York's business; and any other factors referenced or incorporated by reference in this report and any other publicly filed report. The risks included above are not exhaustive.

Other sections of this report may include additional factors which could adversely impact the Company's and York's business and financial performance. Moreover, the Company and York operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Company and York's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material, non-public information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that the reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of the Company.


Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

With respect to the Company's investment in an unconsolidated entity, York Insurance Services Group, Inc., inasmuch as the Company does not fully control or manage this entity, the Company's disclosure controls and procedures with respect to such entity are necessarily more limited than those it maintains with respect to its operations that it fully controls and manages.

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (b). Based upon the foregoing, as of the end of the period covered by this report, the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, or persons performing similar functions, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports. There has been no change during the

Company's fiscal quarter ended March 31, 2004 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Items 4. Submission of Matters to a Vote of Security Holders During the Period Covered by This Report

     (a)  Special Meeting of Stockholders held March 24, 2004

     (b)  N/A

     (c) Special Meeting held for the purpose to approve the Bexil Corporation 2004 Incentive Compensation Plan. The results were as follows: 432,746 shares were voted in favor of, 98,383 shares were voted against, 7,219 shares were withheld, and 0 shares of broker non-votes.

     (d)  N/A

Item 6. Exhibits and Reports on Form 8-K

     24 Power of Attorney authorizing certain persons to sign on behalf of William G. Vohrer.

Reports on Form 8-K were filed during the quarter covered by this reports as follows:

None

                           MANAGEMENT'S REPRESENTATION

     The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BEXIL CORPORATION

Dated: May 17, 2004              By :   /s/ William G. Vohrer
                                        ---------------------
                                        William G. Vohrer
                                        Chief Financial Officer, Treasurer,
                                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


May 17, 2004            By: /s/Thomas B. Winmill
                            ----------------------------------------------------
                            Bassett S. Winmill, Chairman of the Board, Director Thomas B. Winmill on behalf of Bassett S. Winmill by Power of Attorney signed 12/11/01

May 17, 2004            By: /s/Thomas B. Winmill
                            ----------------------------------------------------
                            Thomas B. Winmill, Esq., President
                            Chief Executive Office, General Counsel, Director

May 17, 2004            By: /s/Thomas B. Winmill
                            ----------------------------------------------------
                            Russell E. Burke III, Director
                            Thomas B. Winmill on behalf of Russell E. Burke III by Power of Attorney signed 12/11/01

May 17, 2004            By: /s/Thomas B. Winmill
                            ----------------------------------------------------
                            Frederick A. Parker, Jr., Director
                            Thomas B. Winmill on behalf of Frederick A. Parker, Jr. by Power of Attorney signed 12/11/01

May 17, 2004            By: /s/Thomas B. Winmill
                            ----------------------------------------------------
                            Douglas Wu, Director
                            Thomas B. Winmill on behalf of Douglas Wu by
                            Power of Attorney signed 12/11/01

May 17, 2004            By: /s/Thomas B. Winmill
                            ----------------------------------------------------
                            Mark C. Winmill, Director
                            Thomas B. Winmill on behalf of Mark C. Winmill by Power of Attorney signed 12/11/01

May 17, 2004            By: /s/Thomas B. Winmill
                            ----------------------------------------------------
                            Peter M. Kuhlmann, Director
                            Thomas B. Winmill on behalf of Peter M. Kuhlmann by Power of Attorney signed 3/25/04

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of Bexil Corporation

We have reviewed the accompanying balance sheet and statements of income (loss) of Bexil Corporation as of March 31, 2004 and for the three month period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As discussed in Note 2, in 2004 the Company changed it method of accounting for its 50% interest in an unconsolidated affiliate from the fair value method to the equity method of accounting and for its other marketable securities.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                               Tait, Weller & Baker



Philadelphia, Pennsylvania
May 17, 2004

Certification- Exchange Act Rules 13a-14 and 15d-14

I, Thomas B. Winmill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bexil Corporation ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2004

                                                       /s/ Thomas B. Winmill
                                                      Chief Executive Officer

Certification- Exchange Act Rules 13a-14 and 15d-14

I, William G. Vohrer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bexil Corporation ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2004
                                                       /s/ William G. Vohrer
                                                      Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
May 17, 2004

                          CFO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/William G. Vohrer
William G. Vohrer
Chief Financial Officer
May 17, 2004

                                  EXHIBIT INDEX

EXHIBIT

     24 Power of Attorney authorizing certain persons to sign on behalf of William G. Vohrer.