Form 10QSB
period 2004-06-30
BEXIL CORP
filed 2004-08-13
CIK 1023714

As filed with the Securities and Exchange Commission on August 13, 2004
     -----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

    (Mark One)
         X      Quarterly Report Pursuant to Section 13 or 15(d) of the
      -------            Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                       or

                Transition Report Pursuant to Section 13 or 15(d) of the
      -------
                            Securities Exchange Act of 1934

                  For the Transition Period From             to


For Quarter Ended June 30, 2004           Commission File Number 005-51849


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


                                 1-212-785-0400
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The registrant had outstanding 879,571 shares of common stock, par value $.01 per share, as of July 31, 2004.

                                BEXIL CORPORATION
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2004


                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheet
     -(Unaudited) June 30, 2004                                            3

   Condensed Consolidated Statements of Income
     -(Unaudited) Six Months Ended June 30, 2004
        and June 30, 2003                                                  4

   Condensed Consolidated Statements of Cash Flows
     -(Unaudited) Six Months Ended June 30, 2004
        and June 30, 2003                                                  5

   Notes to Condensed Consolidated Financial Statements                    6
   (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                               10

Item 3.  Controls and Procedures                                          12

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         During The Period Covered by This Report                         13

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K                                 13


CERTIFICATION SIGNATURES                                                  16

                                BEXIL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                          $ 1,920,889
  Marketable securities (Note 3)                                       2,006,683
                                                                     -----------
    Total Current Assets                                               3,927,572
                                                                     -----------

Fifty percent interest in unconsolidated affiliate (Note 8)            8,878,789
Other investments (Note 3)                                               325,667
Deferred taxes                                                           206,159
Receivables, prepaid assets and other                                     70,904
                                                                     -----------
                                                                       9,481,519
                                                                     -----------

    Total Assets                                                     $13,409,091
                                                                     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                           $    97,588
                                                                     -----------
    Total Current Liabilities                                             97,588
                                                                     -----------
Shareholders' Equity: (Notes 3 and 4)

 Common Stock, $0.01 par value
 10,000,000 shares authorized
    879,591 shares issued and outstanding                                  8,796
 Additional paid-in capital                                            9,437,230
    Retained earnings                                                  3,865,477
                                                                     -----------
Total Shareholders' Equity                                            13,311,503
                                                                     -----------
Total Liabilities and Shareholders' Equity                           $13,409,091
                                                                     ===========






See accompanying notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months                           Six Months
                                                             Ended June 30,                        Ended June 30,
                                                         -----------------------------------------------------------
                                                       2004                2003              2004                2003
                                                      ------              ------            ------              ------
Revenues:
  Interest and other income                       $   36,763          $   37,884        $  102,204          $   83,706
  Equity in earnings of unconsolidated affiliate     456,348             401,904           975,853           1,355,275
                                                  ----------          ----------        ----------          ----------
                                                     493,111             439,788         1,078,057           1,438,981
                                                  ----------          ----------        ----------          ----------

Expenses:
  General and administrative (Note 7)                179,252             139,756           382,743             260,599
  Communication costs                                 12,192               8,875            16,977              12,545
  Professional fees                                   64,167              26,585            82,965              49,605
                                                  ----------          ----------        ----------          ----------
                                                     255,611             175,216           482,685             322,749
                                                  ----------          ----------        ----------          ----------

Income before income taxes                           237,500             264,572           595,372           1,116,232
Income tax expense (benefit) (Note 6)                (47,929)            (17,828)          (65,173)             21,975
                                                  ----------          ----------        ----------          ----------
  Net income                                      $  285,429          $  282,400        $  660,545          $1,094,257
                                                  ==========          ==========        ==========          ==========

Per share net income:

  Basic                                               $ 0.32              $ 0.32             $ 0.75               1.26
  Diluted                                             $ 0.32              $ 0.32             $ 0.75               1.26

Average shares outstanding:

  Basic                                              879,591             871,359             879,591           869,109
  Diluted                                            879,591             871,359             880,249           869,109


See accompanying notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                          ------------------------------
                                                                            2004                  2003
                                                                           ------                ------
Cash Flows from Operating Activites
 Net income                                                              $  660,545            $1,094,257
                                                                         ----------            ----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Increase in equity of earnings of subsidiary                            (975,853)           (1,355,275)
   Increase in deferred income taxes                                        (83,173)              (21,975)
   Net realized (gain) loss on investments                                  (10,100)               34,657

  Increase in:
    Prepaid expenses and other assets                                       (21,454)                 (741)
  Decrease in:
    Accrued other expenses                                                 (148,010)             (519,927)
                                                                         ----------            ----------
  Total adjustments                                                      (1,238,590)           (1,863,261)
                                                                         ----------            ----------
    Net cash used for operating activities                                 (578,045)             (769,004)
                                                                         ----------            ----------

Cash Flows from Investing Activites:
   Maturity of investments                                                2,300,000                   -
   Purchase of investments                                                     (667)                  -
                                                                         ----------            ----------
     Net cash provided by investing activities                            2,299,333                   -
                                                                         ----------            ----------

Cash Flows from Financing Activities:
    Cash dividend distribution                                                 -                 (160,021)
                                                                         ----------            ----------
    Net cash used for financing activities                                     -                 (160,021)
                                                                         ----------            ----------
    Net increase(decrease) in cash and cash equivalents                   1,721,288              (929,025)

Cash and Cash Equivalents
  At beginning of period                                                    199,601             1,170,475
                                                                         ----------            ----------
  At end of period                                                       $1,920,889            $  241,450
                                                                         ==========            ==========


Supplemental disclosure: The Company paid no Federal income tax during the three months ended June 30, 2004 and 2003.


See accompany notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Bexil Corporation ("Bexil" and the "Company"), a Maryland corporation, is a holding company operating businesses directly or through companies in which it has a majority or other substantial interest. The Company's primary business is comprised of its 50% interest in privately held York Insurance Services Group, Inc. ("York"). Since the 1930's, York's affiliates have served as third party administrators and independent adjusters providing claims data and risk related services to insurance carriers, self insureds, public entities, brokers, and other intermediaries. York's claims services include property & casualty, workers' compensation, special investigative unit services & surveillance, transportation & logistics, environmental, construction, and inland & ocean marine. Effective January 6, 2004, the Securities and Exchange Commission issued an order declaring that Bexil had ceased to be an investment company under Section 8(f) of the Investment Company Act of 1940(see Note 2).

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

     CASH AND CASH EQUIVALENTS

     Investments in money market funds are considered to be cash equivalents. At June 30, 2004, the Company had invested approximately $887,400 in a money market fund.

     MARKETABLE SECURITIES

     The Company classifies its investment in U.S. Treasury notes as held-to-maturity securities since the Company has the positive intent and ability to hold to maturity, and accordingly these securities are recorded at amortized cost. The Company's other material investment in marketable securities is in common stock of a non-public entity with no readily available market price, and accordingly this security is carried at cost.

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

     EARNING PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earning per share:


                                                                      Three Months                          Six Months
                                                                      Ended June 30,                       Ended June 30,
                                                           ----------------------------------- -------------------------------------
                                                               2004               2003               2004                  2003
                                                               ----               ----               ----                  ----

Numerator for basic and diluted
earnings per share:
  Net income                                               $  285,429         $  282,400         $  660,545            $1,094,257
                                                           ==========         ==========         ==========            ==========

Denominator:
  Denominator for basic
   earning per share:
  Weighted-average shares                                     879,571            871,359            879,571               869,109
  Effect of dilutive securities:
   Employee stock options                                         -                  -                  678                   -
                                                           ----------         ----------         ----------            ----------

Denominator for diluted earnings per share:
  adjusted weighted-average shares
  and assumed conversion                                      879,571            871,359            880,249               869,109
                                                           ==========         ==========         ==========            ==========

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

     Balance as of December 31, 2002, as previously reported:       $ 3,741,603*

     Adjustment for the cumulative effect on prior years of
        applying retroactively the equity method of accounting for a
        50% interest in an unconsolidated affiliate and the change
        in accounting for its other marketable securities            (2,244,023)
                                                                    -----------

     Balance as of December 31, 2002, as adjusted                   $ 1,497,580
                                                                    ===========

     *Total net assets as reported as
        an investment company as of December 31, 2002               $12,986,211
      Amount of additional paid-in capital                            9,244,608
                                                                    -----------
        Amount of retained earnings                                 $ 3,741,603
                                                                    ===========


     The impact on the earnings for the three months ended June 30, 2004 for the change in accounting principle was an decrease of $231,073 or $.26 per share.

3.   MARKETABLE SECURITIES

     As of June 30, 2004, marketable securities consisted of the following:

                                                 Cost          Market Value

     U.S. Treasury Note                       $2,006,683       $2,000,620
     Common stock of non-public entity*          325,000              *
     Other                                           667              537
                                              ----------
       Total                                  $2,332,350
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

     Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         Three Months                           Six Months
                                                        Ended June 30,                         Ended June 30,
                                             ------------------------------------   ---------------------------------
                                                   2004               2003                2004              2003
                                                   ----               ----                ----              ----
Net income              As reported            $ 285,429          $ 282,400           $ 660,545        $ 1,094,257
                           Pro forma           $ 249,552          $ 282,400           $ 202,898        $ 1,094,257

Earning per share

      Basic             As reported               $ 0.32             $ 0.32              $ 0.75             $ 1.26
                           Pro forma              $ 0.28             $ 0.32              $ 0.23             $ 1.26

      Diluted           As reported               $ 0.32             $ 0.32              $ 0.75             $ 1.26
                           Pro forma              $ 0.28             $ 0.32              $ 0.23             $ 1.26

     The fair value of each option grant is estimated as of the date of grants using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004; volatility of 49%; risk-free interest rate of 2.7% and expected life of 3 years.

     A summary of the status of the Company's stock option plans as of June 30, 2004 and changes during the period ending on that date are presented below:

                                             Number               Average
                                               Of                Exercise
Stock Options                                Shares                Price
-------------                            ----------------     -------------

Outstanding at Decemeber 31, 2003                      -                 $-
Granted                                          124,500              22.39
                                         ---------------      -------------
Outstanding at June 30, 2004                     124,500             $22.39
                                         ---------------      -------------

     There were 72,952 options exercisable at June 30, 2004 with a weighted-average exercise price of $21.86. The weighted average fair value of options granted using the Black-Scholes option-pricing model was $9.88 for the six months ended June 30, 2004.

     The following table summarized information about stock options outstanding at June 30, 2004:

                                      Weighted-Average
   Range of            Number            Remaining             Weighted-Average
Exercise Prices     Outstanding       Contractual Life          Exercise Price
---------------     -----------       ----------------         ----------------
$21.59 - $23.75        124,500           4.75 years                $22.39

5.   PENSION PLAN

     The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 2004 and 2003 was approximately $10,000 and $0 respectively.

6.   INCOME TAXES

     The provision (benefit) for income taxes for the six months ended June 30, 2004 and 2003 is as follows:

                                          Six Months Ended June 30
                                      --------------------------------
                                           2004              2003
                                           ----              ----

              Current
                Federal                 $    -                 -
                State and local           18,000               -
                                        --------               -
                                          18,000               -
              Deferred                   (83,173)           21,975
                                        --------          --------
                                        $(65,173)         $ 21,975
                                        =========         ========

Deferred taxes are comprised of the following as of June 30, 2004:
   Net operating and capital loss carryforwards                       $(735,250)
   Equity in earnings of unconsolidated affiliate                       529,091
                                                                      ---------
                                                                      $(206,159)
                                                                      =========

     The provision for income taxes differs from the federal statutory income tax rate as a result of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.

7.   RELATED PARTIES

     Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (the "Affiliates"). The Company shares office space and various administrative and other support functions with the Affiliates and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for these costs and for the six months ending June 30, 2004 and 2003, the Company has charged operations approximately $48,000 and $48,000 respectively.

8.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

     York's summarized condensed financial information is as follows:

                                   York Insurance Services Group, Inc.
                          ------------------------------------------------------
                              Six Months ended             Six Months ended
                               June 30, 2004                June 30, 2003
                          --------------------------   -------------------------

Sales                         $ 28,380,576                 $ 24,739,656
Expenses                      $ 25,309,800                 $ 19,901,202
Net income                    $  1,951,718                 $  2,710,549

Working Capital               $ 10,409,373                 $  5,636,579
Total Assets                  $ 24,780,031                 $ 20,206,718
Long Term Debt                $  1,658,900                 $  1,514,911
Shareholder's Equity          $ 14,757,584                 $  9,916,293

     York is a 50% owned unconsolidated affiliate accounted for by the equity method. The Company's cost of its 50% interest in York exceeds the underlying equity in net assets as follows:

  Fifty percent interest in unconsolidated affiliate     $8,878,787
  Equity in net assets of York                            7,378,787
                                                         ----------
    Goodwill                                             $1,500,000
                                                         ==========

     In accordance with Financial Accounting Standards No. 142 ("SFAS 142"), the equity method goodwill is not amortized or reviewed for impairment. However, the equity method for the 50% interest in York is reviewed for impairment at least annually in accordance with SFAS 142.

9.   CONTINGENCIES

     From time to time, Bexil is threatened or named as defendant in litigation arising in the normal course of business. As of June 30, 2004, Bexil was not involved in any litigation that, in the opinion of management, would have a material adverse impact on its financial statements.

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

In short, there are challenges and opportunities in each part of a cycle in the insurance market. It is not currently possible to accurately predict how these countervailing factors will affect the net outcome of York as market cycles change.

One major customer and its affiliates as a group accounted for approximately 30% of York's sales for the year ended December 31, 2003. Although a loss of all or a major portion of York's business with most of these affiliates would not have a material adverse impact on York, a material reduction in sales to the entire group of affiliates could have a material adverse impact on York, if the lost business were not replaced. York is pursuing plans to broaden its customer base in terms of number of clients served and to reduce the share of business represented by the aforesaid major customer, all while increasing the overall amount of business done with all customers.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The Company's total revenues of $493,111 increased $53,323 or 12.1% from $439,788, primarily due to equity in higher earnings of its unconsolidated affiliate, York Insurance Services Group, Inc. ("York"). Partly offsetting this was an decrease in investment earnings and other of $1,121 or 3.0%. Equity in earnings of York increased $54,444 due to York's higher net income as compared to the same period of last year.

Total expenses of $255,611 increased $80,395 or 45.9% versus the second quarter last year. General and administrative expenses increased $39,496 or 28.3% due to higher employee costs. Communication costs were slightly above last years by $3,317. Professional fees of $64,167 increased $37,582 due to increased legal services.

Net income for the period was $285,429 or $.32 per share on a diluted basis as compared to net income of $282,400 or $.32 per share on a diluted basis for the second quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The Company's total revenues of $1,078,057 decreased $360,924 or 25.1% from $1,438,981, primarily due to lower equity in earnings of York. Partly offsetting this was an increase in investment earnings and other of $18,498 or 22.1%. Equity in earnings of York decreased $379,422 due to York's lower net income as compared to the first half of 2003. Although York's revenue increased 14.7%, operating expenses increased approximately 27.2% due to increased marketing and servicing personnel and infrastructure.

Total expenses of $482,685 increased $159,936 or 49.6% versus the period last year. General and administrative expenses increased $122,144 or 46.9% due to higher employee costs. Professional fees of $82,965 was $33,360 above last year.

Net income for the period was $660,545 or $.75 per share on a diluted basis as compared to net income of $1,094,257 or $1.26 per share on a diluted basis for the second quarter ended June 30, 2003.

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

Other sections of this report may include reference to the additional factors which could adversely impact the Company's and York's business and financial performance. Moreover, the Company and York operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Company and York's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

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

With respect to the Company's interest in an unconsolidated affiliate, York Insurance Services Group, Inc., inasmuch as the Company does not fully control or manage this entity, the Company's disclosure controls and procedures with respect to such entity are necessarily more limited than those it maintains with respect to its operations that it fully controls and manages.

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this report, the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, or persons performing similar functions, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports. There has been no change during the Company's fiscal quarter ended June 30, 2004 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Items 4. Submission of Matters to a Vote of Security Holders During the Period Covered by This Report

     (a) N/A

     (b) N/A

     (c) N/A

     (d) N/A

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K were filed during the quarter covered by this reports as follows:

     8K - Financial results for the first quarter ended March 31, 2004

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

                                               BEXIL CORPORATION

Dated: August 13, 2004               By :   /s/ William G. Vohrer
                                            ---------------------
                                            William G. Vohrer
                                            Chief Financial Officer, Treasurer,
                                            Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


August 13, 2004     By:  /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Bassett S. Winmill, Chairman of the Board, Director
                         Thomas B. Winmill on behalf of Bassett S. Winmill by
                         Power of Attorney signed 12/11/01

August 13, 2004     By:  /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Thomas B. Winmill, Esq., President
                         Chief Executive Office, General Counsel, Director

August 13, 2004     By:  /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Russell E. Burke III, Director
                         Thomas B. Winmill on behalf of Russell E. Burke III by
                         Power of Attorney signed 12/11/01

August 13, 2004     By:  /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Frederick A. Parker, Jr., Director
                         Thomas B. Winmill on behalf of Frederick A. Parker, Jr.
                         by Power of Attorney signed 12/11/01

August 13, 2004     By:  /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Douglas Wu, Director
                         Thomas B. Winmill on behalf of Douglas Wu by
                         Power of Attorney signed 12/11/01

August 13, 2004     By:  /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Mark C. Winmill, Director
                         Thomas B. Winmill on behalf of Mark C. Winmill by
                         Power of Attorney signed 12/11/01

August 13, 2004     By:  /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Peter M. Kuhlmann, Director
                         Thomas B. Winmill on behalf of Peter M. Kuhlmann by
                         Power of Attorney signed 3/25/04

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


The Board of Directors and Shareholders of Bexil Corporation:

We have reviewed the accompanying balance sheet and statements of income of Bexil Corporation as of June 30, 2004 and for the six month period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

                                             Tait, Weller & Baker


Philadelphia, Pennsylvania
August 13, 2004

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

Date: August 13, 2004

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

Date: August 13, 2004

                                         /s/ William G. Vohrer
                                             Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
August 13, 2004

                          CFO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/William G. Vohrer
William G. Vohrer
Chief Financial Officer
August 13, 2004