Form 10QSB
period 2004-11-14
BEXIL CORP
filed 2004-11-15
CIK 1023714

As filed with the Securities and Exchange Commission on November 15, 2004





                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   x           Quarterly Report Pursuant to Section 13 or 15(d) of the
------
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the
------
                         Securities Exchange Act of 1934

                        For the Transition Period From to


For Quarter Ended September 30, 2004           Commission File Number 001-12233


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
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                     ------  -----


     The registrant had outstanding 879,571 shares of common stock, par value $.01 per share, as of October 31, 2004.

                                BEXIL CORPORATION
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2004



                                      INDEX

                                                                          Page
                                                                         Number

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
         -(Unaudited) September 30, 2004                                   3

         Condensed Consolidated Statements of Income
         -(Unaudited) Nine Months Ended September 30, 2004
          and September 30, 2003                                            4

         Condensed Consolidated Statements of Cash Flows
         -(Unaudited) Nine Months Ended September 30, 2004
          and September 30, 2003                                           5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                               10

Item 3.  Controls and Procedures                                          12

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         During The Period Covered by This Report                         13

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K                                 13


CERTIFICATION SIGNATURES                                                  16

                                BEXIL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS



Current Assets:
  Cash and cash equivalents                                         $ 1,809,713
  Marketable securities (Note 3)                                      2,003,328
                                                                    -----------
    Total Current Assets                                              3,813,041
                                                                    -----------

Fifty percent interest in unconsolidated affiliate (Note 8)           9,466,895
Other investments (Note 3)                                              326,605
Deferred taxes                                                          198,229
Receivables, prepaid assets and other                                    69,199
                                                                   ------------
                                                                     10,060,928

    Total Assets                                                   $ 13,873,969
                                                                   ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current Liabilities:
  Accounts payable and accrued liabilities                         $    138,400
                                                                   ------------
    Total Current Liabilities                                           138,400
                                                                   ------------

Shareholders' Equity: (Notes 3 and 4)

 Common Stock, $0.01 par value
 10,000,000 shares authorized
    879,591 shares issued and outstanding                                 8,796
 Additional paid-in capital                                           9,437,230
 Retained earnings                                                    4,289,543
                                                                   ------------
Total Shareholders' Equity                                           13,735,569
                                                                   ------------
Total Liabilities and Shareholders' Equity                         $ 13,873,969
                                                                   ============




See accompanying notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months                 Nine Months
                                                       Ended September 30,          Ended September 30,
                                                       -------------------          -------------------
                                                        2004         2003           2004           2003
                                                        ----         ----           ----           ----
Revenues:

  Interest and other income                           $ 31,161     $ 51,427    $  133,365      $  135,133
  Equity in earnings of unconsolidated affiliate       588,106      602,488     1,563,959       1,957,763
                                                      --------     --------    ----------      ----------
                                                       619,267      653,915     1,697,324       2,092,896
                                                      --------     --------    ----------      ----------

Expenses:
  General and administrative (Note 7)                  152,279      147,336       535,022         407,935
  Communication costs                                    6,055       14,215        23,032          26,760
  Professional fees                                     19,763       29,900       102,728          79,505
                                                     ---------     --------    ----------       ---------
                                                       178,097      191,451       660,782         514,200
                                                     ---------     --------    ----------       ---------

Income before income taxes                             441,170      462,464     1,036,542       1,578,696
Income tax expense (benefit) (Note 6)                   17,105       17,128      (48,068)          39,103
                                                     ---------    ---------    ----------     -----------
  Net income                                         $ 424,065    $ 445,336   $ 1,084,610     $ 1,539,593
                                                     =========    =========   ===========     ===========


Per share net income:

  Basic                                              $    0.48    $    0.51    $    1.23        $  1.76
  Diluted                                            $    0.48    $    0.51    $    1.23        $  1.76

Average shares outstanding:

  Basic                                                879,591      874,744       879,591         873,016
  Diluted                                              879,591      874,744       880,043         873,016




See accompanying notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Months Ended September 30,
                                                                   --------------------------------
                                                                     2004                    2003
                                                                     ----                    ----
Cash Flows from Operating Activites
 Net income                                                      $ 1,084,610            $ 1,539,593
                                                                 -----------            -----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Increase in equity of earnings of subsidiary                   (1,563,959)            (1,957,763)
   Increase in deferred income taxes                                 (75,244)                20,949
   Net realized (gain) loss on investments                            (6,744)               (14,742)

 (Increase)decrease in:
    Prepaid expenses and other assets                                (19,747)                36,905
  Decrease in:
    Accrued other expenses                                          (107,199)              (444,464)
                                                                 -----------            -----------
  Total adjustments                                               (1,772,893)            (2,359,115)
                                                                 -----------            -----------
    Net cash used for operating activities                          (688,283)              (819,522)
                                                                 -----------            -----------


Cash Flows from Investing Activites:
   Maturity of investments                                         2,300,000                    -
   Purchase of investments                                            (1,605)                   -
                                                                 -----------             -----------
     Net cash provided by investing activities                     2,298,395                    -
                                                                 -----------             -----------

Cash Flows from Financing Activities:
    Cash dividend distribution and reinvestment                           -                 (240,485)
                                                                  -----------            -----------
    Net cash used for financing activities                                -                  (240,485)
                                                                  -----------            -----------

    Net increase(decrease) in cash and cash equivalents             1,610,112              (1,060,007)

Cash and Cash Equivalents
  At beginning of period                                              199,601               1,170,475
                                                                  -----------             -----------
  At end of period                                                $  1,809,713              $ 110,468
                                                                  ============           ============

Supplemental disclosure: The Company paid no Federal income tax during the three months ended September 30, 2004 and 2003.


See accompany notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Bexil Corporation ("Bexil" and the "Company"), a Maryland corporation, is a holding company operating businesses directly or through companies in which it has a majority or other substantial interest. The Company's primary business is comprised of its 50% interest in privately held York Insurance Services Group, Inc. ("York"). Since the 1930's, York's affiliates have served as third party administrators and independent adjusters providing claims data and risk related services to insurance carriers, self insureds, public entities, brokers, and other intermediaries. York's claims services include property & casualty, workers' compensation, special investigative unit services & surveillance, transportation & logistics, environmental, construction, and inland & ocean marine. Effective January 6, 2004, the Securities and Exchange Commission issued an order declaring that Bexil had ceased to be an investment company under
Section 8 (f) of the Investment Company Act of 1940 (see Note 2).

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

CASH AND CASH EQUIVALENTS

Investments in money market funds are considered to be cash equivalents. At September 30, 2004, the Company had invested approximately $1,568,000 in a money market fund.

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

EARNING PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earning per share:

                                                                  Three Months                          Nine Months
                                                                Ended September 30,                  Ended September 30,
                                                           -----------------------------        ----------------------------
                                                           -----------------------------        ----------------------------
                                                              2004               2003              2004              2003
                                                              ----               ----              ----              ----
    Numerator for basic and diluted
    earnings per share:
    Net income                                             $ 424,064           $ 445,336        $1,084,610       $ 1,539,593
                                                           =========           =========        ==========        ==========

    Denominator:
      Denominator for basic
       earning per share:
    Weighted-average shares                                  879,591             874,744           879,591           873,016
    Effect of dilutive securities:
     Employee stock options                                        -                   -               452                 -
                                                           ---------           ---------         ---------         ---------

    Denominator for diluted earnings per share:
     adjusted weighted-average shares
     and assumed conversion                                  879,591             874,744           880,043           873,016
                                                          ==========           =========         =========         =========

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

    Adjustment for the cumulative effect on prior years
       of applying retroactively the equity method
       of accounting for a 50% interest in an
       unconsolidated affiliate and the change
       in accounting for its other marketable securities            (2,244,023)
                                                                     ----------

    Balance as of December 31, 2002, as adjusted                    $ 1,497,580
                                                                     ==========

    *Total net assets as reported as
       an investment company as of December 31, 2002                $12,986,211
     Amount of additional paid-in capital                             9,244,608
                                                                    -----------
      Amount of retained earnings                                   $ 3,741,603
                                                                    ===========


The impact on the earnings for the nine months ended September 30, 2004 for the change in accounting principle was an increase of $109,864 or $.13 per share.

3.  MARKETABLE SECURITIES

As of September 30, 2004, marketable securities consisted of the following:

                                                   Cost            Market Value
                                                   ----            ------------
    U.S. Treasury Note                         $2,003,328            $1,999,840
    Common stock of non-public entity*            325,000                     *
    Other                                           1,605                 1,575
                                               ----------
      Total                                    $2,329,933
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

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS
123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  Three Months                           Nine Months
                                                Ended September 30,                   Ended September 30,
                                        ---------------------------------     ---------------------------------
                                        ---------------------------------     ---------------------------------
                                            2004                  2003             2004                2003
                                            ----                  ----             ----                ----
    Net income           As reported      $ 424,065            $ 445,336         $1,084,610          $1,539,593
                          Pro forma       $ 385,865            $ 445,336         $  588,763          $1,539,593

    Earning per share

              Basic      As reported      $    0.48            $    0.51         $     1.23          $     1.76
                          Pro forma       $    0.44            $    0.51         $     0.67          $     1.76

              Diluted    As reported      $    0.48            $    0.51         $     1.23          $     1.76
                          Pro forma       $    0.44            $    0.51         $     0.67          $     1.76

The fair value of each option grant is estimated as of the date of grants using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004; average volatility of 48%; risk-free interest rate of 2.7% and expected life of 3 years.

A summary of the status of the Company's stock option plans as of June 30, 2004 and changes during the period ending on that date are presented below:

                                                                     Weighted
                                             Number                   Average
                                               Of                    Exercise
    Stock Options                            Shares                    Price
    -------------                        ------------              ------------

    Outstanding at Decemeber 31, 2003              -                    $    -
    Granted                                  127,500                    $22.29
    Expired                                     (500)                   $21.59
                                            --------
    Outstanding at September 30, 2004        127,000                    $22.29

There were 73,952 options exercisable at September 30, 2004 with a weighted-average exercise price of $21.81. The weighted average fair value of options granted using the Black-Scholes option-pricing model was $9.72 for the nine months ended September 30, 2004.

The following table summarized information about stock options outstanding at September 30, 2004:

                                                 Weighted-Average
        Range of                 Number               Remaining             Weighted-Average
     Exercise Prices          Outstanding          Contractual Life          Exercise Price
     ---------------          -----------          ----------------         ----------------

      $21.59-$23.75             124,000                 4.50                    $22.40
         $17.85                   3,000                 5.00                    $17.85

5.   PENSION PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 2004 and 2003 was approximately $11,700 and $0 respectively.

6.   INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2004 and 2003 is as follows:

                                   Nine Months Ended September 30
                                   ------------------------------
                                 2004                          2003
                                 ----                          ----
     Current
      Federal                $       -                      $      -
      State and local           27,176                        18,154
                             ---------                      --------
                                27,176                        18,154
      Deferred                 (75,244)                       20,949
                             ---------                      --------
                             $ (48,068)                     $ 39,103
                             =========                      ========


Deferred taxes are comprised of the following as of September 30, 2004:

       Net operating and capital loss carryforwards                 $(780,250)
       Equity in earnings of unconsolidated affiliate                 582,021
                                                                     --------
                                                                    $(198,229)

The provision for income taxes differs from the federal statutory income tax rate as a result of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.

7.   RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (the "Affiliates"). The Company shares office space and various administrative and other support functions with the Affiliates and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for these costs and for the nine months ending September 30, 2004 and 2003, the Company has charged operations approximately $72,000 and $72,000 respectively.

8.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

York's summarized condensed financial information is as follows:

                                 York Insurance Services Group, Inc.
                         ------------------------------------------------------
                           Nine Months ended                Nine Months ended
                          September 30, 2004               September 30, 2003
                         ---------------------           ----------------------

     Sales                      $ 44,761,334                   $ 37,837,718
     Expenses                   $ 39,694,559                   $ 30,790,154
     Net income                 $  3,127,922                   $  3,915,526

     Working capital            $ 11,265,627                   $  7,316,080
     Total assets               $ 29,980,077                   $ 21,059,699
     Long term debt             $  1,283,293                   $  2,151,825
     Shareholder's equity       $ 15,933,793                   $ 11,121,273
     Number of employees                 508                            463

York is a 50% owned unconsolidated affiliate accounted for by the equity method. The Company's cost of its 50% interest in York exceeds the underlying equity in net assets as follows:

     Fifty percent interest in unconsolidated affiliate          $9,466,897
     Equity in net assets of York                                 7,966,897
                                                                 ----------
     Goodwill                                                    $1,500,000
                                                                 ==========

Although in accordance with Financial Accounting Standards No. 142 ("SFAS 142"), the equity method goodwill of $1,500,000 is not amortized or reviewed for impairment, the aggregate equity method interest in York of $9,466,897 at September 30, 2004 is reviewed for impairment at least annually in accordance with APB Opinion 18.

9.   CONTINGENCIES

From time to time, Bexil is threatened or named as defendant in litigation arising in the normal course of business. As of September 30, 2004, Bexil was not involved in any litigation that, in the opinion of management, would have a material adverse impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
Bexil Corporation, a Maryland corporation, is a holding company operating businesses directly or through companies in which it has a majority or other substantial interest. Bexil's primary business currently is comprised of its 50% interest in York Insurance Services Group, Inc. ("York"). Since the 1930's, York's affiliates have served as third party administrators and independent adjusters providing claims data and risk related services to insurance carriers, self insureds, public entities, brokers, and other intermediaries. York's claims services include property & casualty, workers' compensation, special investigative unit services & surveillance, transportation & logistics, environmental, construction, and inland & ocean marine. Effective January 6, 2004, the Securities and Exchange Commission issued an order declaring that Bexil had ceased to be an investment company under Section 8(f) of the Investment Company Act of 1940.

The Market for York's Services is Highly Competitive
----------------------------------------------------
York competes in the domestic and international markets for claims administration, claims adjusting, and related services, which are highly competitive. A large number of companies compete in varying ways in various segments of the market. Competitors include those insurance companies that have their own claims handling capabilities, insurance brokers offering adjusting and related services to supplement brokerage services, as well as national, regional and small adjusting companies.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2003
--------
In the three months ended September 30, 2004 compared to three months ended September 30, 2003, the Company's total revenues of $619,267 decreased $34,648 or 5.3% from $653,915, primarily due to lower earnings of its unconsolidated affiliate, York Insurance Services Group, Inc. ("York"). In addition, investment and other income of $31,161 reflect a decrease of $20,266 due to lower interest income. Equity in earnings of York decreased $14,382 due to York's lower net income. York's revenue increased 25.1%, operating expenses increased approximately 32.1% due to increased marketing and servicing personnel and infrastructure

Total expenses of $178,097 decreased $13,354 or 7.0%. General and administrative expenses increased $4,943 or 3.4% due to higher employee costs. Communication costs decreased $8,160 due to lower printing costs. Professional fees of $19,763 decreased $10,137 due to lower legal services.

Net income for the three months ended September 30, 2004 was $424,065 or $0.48 per share on a diluted basis as compared to net income of $445,336 or $0.51 per share on a diluted basis for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2003
----
In the nine months ended September 30, 2004 compared to nine months ended September 30, 2003, the Company's total revenues of $1,697,324 decreased $395,572 or 18.9% from $2,092,896, primarily due to lower equity in earnings of York. Investment and other income of $133,365 was $1,768 lower. Equity in earnings of York decreased $393,804 due to York's lower net income. Although York's revenue increased 18.3%, operating expenses increased approximately 28.9% due to increased marketing and servicing personnel and infrastructure.

Total expenses of $660,782 increased $146,582 or 28.5%. General and administrative expenses increased $127,087 or 31.2% due to higher employee costs. Professional fees of $102,728 was $23,223 higher due to higher legal costs. Communication expense declined $3,728 or 13.9% from $26,760.

Net income for the nine months ended September 30, 2004 was $1,084,610 or $1.23 per share on a diluted basis as compared to net income of $1,539,593 or $1.76 per share on a diluted basis for the nine months ended September 30, 2003.

Forward-Looking Information
---------------------------

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


Item 3. Controls and Procedures
-------------------------------
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

With respect to the Company's interest in an unconsolidated affiliate, York Insurance Services Group, Inc., inasmuch as the Company does not fully control or manage this entity, the Company's disclosure controls and procedures with respect to such entity are necessarily more limited than those it maintains with respect to its operations that it fully controls and manages. Recurring areas of accounting focus involving significant reliance on York management estimates include receivables (including assessment of collectibility, adequacy of allowance), work-in-process, tax reporting and disclosure, goodwill and other intangibles, deferred income, and revenue recognition.

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this report, the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, or persons performing similar functions, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports. There has been no change during the Company's fiscal quarter ended September 30, 2004 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information
         -----------------

Item 4. Submission of Matters to a Vote of Security Holders During the Period
------------------------------------------------------------------------------
Covered by This Report
----------------------
              (a) Annual Meeting of Stockholders held on September 16, 2004

              (b)   The following directors were elected at the meeting: Edward
                    G. Webb, Jr. and Thomas B. Winmill as Class I Directors with each to serve a one year term, Douglas Wu as a Class II Director to serve a two year term, Charles A. Carroll and Bassett S. Winmill as Class III Directors with each to serve a three year term, and each until his successor is duly elected and qualifies.

              (c) The Annual Meeting was held for the following purposes:

       (1)to elect the following directors :

                                                   For                 Withhold


         Edward G. Webb,Jr.                      730,043                21,210

         Thomas B. Winmill                       719,038                32,215

         Douglas Wu                              731,685                19,568

         Charles A. Carroll                      731,685                19,568

         Bassett S. Winmill                      719,038                32,215

         (2) to amend the Company's Charter to decrease the number of classes of directors on the Company's Board of Directors from five to three and to decrease the term of each director from five years to three years; 732,405 shares were voted in favor, 1,903 shares were voted against, and 16,945 shares were voted to abstain.

            (d)    N/A


Item 5. Exhibits and Reports on Form 8-K
----------------------------------------

Reports on Form 8-K were filed during the quarter covered by this reports as follows:

8K- Financial results for the second quarter ended June 30, 2004

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

                                 BEXIL CORPORATION

Dated: November 15, 2004    By : /s/ William G. Vohrer
                                 ---------------------
                                 William G. Vohrer Chief Financial Officer,
                                 Treasurer, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


November 15, 2004           By: /s/Thomas B. Winmill
                                ------------------------------------------------
                                Bassett S. Winmill, Chairman of the Board,
                                Director Thomas B. Winmill on behalf of Bassett
                                S. Winmill by Power of Attorney signed 12/11/01

November 15, 2004           By: /s/Thomas B. Winmill
                                ------------------------------------------------
                                Thomas B. Winmill, Esq., President, Chief
                                Executive Office, General Counsel, Director

November 15, 2004           By: /s/Thomas B. Winmill
                                ------------------------------------------------
                                Charles A. Carroll, Director
                                Thomas B. Winmill on behalf of Charles A.
                                Carroll by Power of Attorney signed 12/11/01

November 15, 2004           By: /s/Thomas B. Winmill
                                ------------------------------------------------
                                Edward G, Webb, Jr., Director
                                Thomas B. Winmill on behalf of Edward G, Webb, Jr.by Power of Attorney signed 12/11/01

November 15, 2004           By: /s/Thomas B. Winmill
                                ------------------------------------------------
                                Douglas Wu, Director
                                Thomas B. Winmill on behalf of Douglas Wu by
                                Power of Attorney signed 12/11/01

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


The Board of Directors and Shareholders of Bexil Corporation:

We have reviewed the accompanying balance sheet and statements of income of Bexil Corporation as of September 30, 2004 and for the nine month period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

                                              Tait, Weller & Baker



Philadelphia, Pennsylvania
November 4, 2004

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

Date: November 15, 2004

                                                       /s/ Thomas B. Winmill
                                                       ---------------------
                                                       Chief Executive Officer

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

Date: November 15, 2004
                                                       /s/ William G. Vohrer
                                                       ---------------------
                                                       Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
November 15, 2004

                          CFO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/William G. Vohrer
William G. Vohrer
Chief Financial Officer




                                      -21-
November 15, 2004