Form 10KSB
period 2004-12-31
BEXIL CORP
filed 2005-06-15
CIK 1023714

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to________

                                               Commission File Number 005-51849

                                Bexil Corporation
                 (Name of small business issuer in its charter)

      Maryland                                             13-3907058
(State of incorporation)                    (I.R.S. Employer Identification No.)
11 Hanover Square, New York, New York                        10005
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)
Registrant's telephone number,
including area code: 1-212-785-0400

Securities registered pursuant
to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
  Common Stock                                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: n/a

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No   X    .
    -----        -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $167,160.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 9, 2005: 604,101 shares at $14.33 per share as of May 9, 2005, or $8,656,767.

The number of shares outstanding of the issuer's classes of common equity, as of May 20, 2005: Common Stock, par value $.01 per share - 879,591 shares

Item                                                                        Page

Item 1.  Description of Business...............................................3

Item 2.  Description of Property...............................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6

Item 5.  Market for the Company's Common Equity, Related Stockholder
         Matters and Small Business Issuer Purchases of Equity Securities. ....8

Item 6.  Management's Discussion and Analysis or Plan of Operation.............8

Item 7.  Financial Statements.................................................10

Item 8A. Controls and Procedures..............................................24

Item 9.  Directors and Executive Officers of the Registrant...................25

Item 10. Executive Compensation...............................................27

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................29

Item 12. Certain Relationships and Related Transactions.......................32

Item 13. Exhibits.............................................................32

Item 14. Principal Accountant Fees and Services...............................34

                                     PART I


Item 1.           Description of Business

Bexil Corporation, a Maryland corporation ("we," "us" or the "Company), is a holding company. We have 10 employees. Our primary holding is a 50% interest in privately held York Insurance Services Group, Inc. ("York").

The Company was incorporated under the laws of the State of Maryland as "Bull & Bear U.S. Government Securities Fund, Inc." on August 30, 1996. The Company registered as a investment company with the Securities and Exchange Commission ("SEC") by filing a Form N-8A and Form N-2 on September 27, 1996. On October 4, 1996, the Company's predecessor (a mutual fund which had commenced operations on March 7, 1986 as a diversified series of shares of Bull & Bear Funds II, Inc., an open-end management investment company organized in 1974) transferred its net assets to the Company in exchange for shares of the Company. Thus, since 1986, the Company (including its predecessor) was regulated under the Investment Company Act of 1940 (the "1940 Act"), and the rules and regulations promulgated thereunder, and under the Company's fundamental investment policies contained in its registration statement filed pursuant to the 1940 Act. The Company changed its name to Bexil Corporation on August 26, 1999.

On January 6, 2004 the Company announced that an order declaring that it has ceased to be an investment company was issued by the SEC. The order was effective immediately. As a result, we are currently a publicly-held company listed on the American Stock Exchange subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, and are no longer subject to regulation under the 1940Act.

For 2004 the Company's 50% interest in York is accounted for using the equity method and, therefore, York's financial statements are not consolidated with our own. For 2003, inasmuch as the Company was a registered investment company at that time, York is accounted for using the fair value method.

         York Insurance Services Group, Inc. - Business

York is one of the leading privately owned insurance services business process outsourcing ("BPO") companies in the United States. Since the 1930's, York, through predecessor companies, has served as both an independent adjustment company and third party administrator ("TPA") providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. More recently York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

         York Industry Profile and Risks

The insurance services industry in which York competes is fragmented and includes captive and independent service providers. Captives are typically owned and operated by insurance carriers and brokers. Independents competitors include a few large, small group of mid-sized, and many small companies. York is one of the largest independent companies within the mid-sized group. York seeks to position itself as a nimble, nationwide provider of a broad array of insurance services. York's objective is to offer its customers the flexibility of the smaller providers combined with the infrastructure and service offerings of larger competitors.

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

Although there are a large number of property and casualty insurers, the major insurers, which account for a substantial portion of the market, typically maintain a staff of adjusters on their payrolls. Generally, insurers use this staff to adjust automobile and smaller property claims; however many insurers also have internal adjusting staffs which handle claims that are larger or more complicated. Nonetheless, to varying degrees, property and casualty insurers "outsource" claims adjusting, whether entirely, on a multi-policy "program" basis or, a policy-by-policy basis or on an adjustment-by-adjustment basis.

Insurers have numerous reasons for out-sourcing claims handling. Some insurers have elected to reduce overhead by eliminating internal claims adjusting capability in whole or in part. Others have specialized requirements for specialized adjusting services. Additionally, certain claims may require adjusting services outside the geographic area that an insurer's staff can handle conveniently. Insurers' relationships with insureds or managing general agents, and those parties' relationships with claims administrators, may also result in an insurer out-sourcing claims. York makes its services available to those insurers wishing to out-source claims handling.

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

The insurance industry is heavily regulated and has recently been the focus of intense scrutiny. Business practices of brokers, agents, insurance carriers and reinsurers have all been under review including many customers and parties that refer business to York. It is uncertain what impact these recent regulatory initiatives will have on the insurance industry and ultimately on York's business. To the extent that these regulatory initiatives lead to changes in the industry, York believes that both risks to its current business and opportunities for new business may be created.

York obtains business from numerous sources, including insurers, insurance brokers, managing general agents ("MGA's"), captives, government agencies, public entities, private self-insured companies, consultants, and trade associations. Many of York's sources of revenue often involve multi-party relationships. For example, an important source of business for York is industry-specific programs. These programs often involve a large group of policyholders, a trade association, a managing general agent, in conjunction with an insurance carrier, each of whom exercise influence over how the program is managed and who is selected to manage the claims. Despite these multi-party relationships, York frequently contracts with the insurer. One such insurer represented approximately 19% of York's revenue in 2004 and 2003, most of which was derived from TPA services provided on industry-specific program business which also involved relationships with MGA's and trade associations which are an integral part of the buying decision. This insurer is a A+ rated (Superior by A.M. Best) company and York services less than 5% of their total claims business. York has also generated revenues with multiple affiliates of this insurer, representing in the aggregate an additional amount of less than 10% of York's 2004-2003 revenues.

York manages claims for residual market property and auto plans in over 20 states. The selection of York as TPA on these programs is influenced by each individual state plan, the servicing carrier which manages each plan, the state departments of insurance which oversee each plan, and the representatives of insurance companies who serve on the Boards of each plan. York sometimes contracts directly with the residual market plan, and sometimes with the servicing carrier, including some of the affiliated insurers referred to above. In every instance York is approved as claims TPA by the residual market plan in each state and acts as agents of the plan. In the aggregate, residual market plans represented approximately 30% of York's revenue in 2004 and 2003. Each of these state residual market plans is a separate customer relationship and as such, the customer concentration disclosure above does not reflect any business derived from residual market plans.

         Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Annual Report on Form 10-KSB, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, contain "forward looking information" and are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include the following: changes in general economic conditions in York's major geographic markets; occurrences of weather-related, natural and man-made disasters, changes in overall employment levels and associated injury rates in the United States; changes in the degree to which property and casualty insurance carriers outsource their claims handling functions; decisions by major insurance carriers and underwriters and brokers to expand their activities as third party administrators and adjusters, which would directly compete with York's business; the ability to identify new revenue sources not directly tied to the insurance underwriting cycle; the growth of alternative risk programs and the use of independent third party administrators such as York, as opposed to administrators affiliated with brokers or insurance carriers; ability to develop or acquire information technology resources to support and grow York's business; the ability to recruit, train and retain qualified personnel; the renewal of existing major contracts with clients and York's ability to obtain such renewals and new contracts on satisfactory financial terms and the creditworthiness of its major clients; changes in accounting principles or application of such principles to York's business; and any other factors referenced or incorporated by reference in this report and any other publicly filed report. The risks included above are not exhaustive.

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

Item 2.           Description of Property

The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The Company shares this office space of 3,800 square feet (and various administrative and other support functions) with Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (the "Affiliates") and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for this office space and for the year ended December 31, 2004 and 2003, the Company charged operations approximately $30,200 and $28,600 respectively.

Item 3.           Legal Proceedings

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2004, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

Item 4.           Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during fourth quarter of the year covered by this report.

                                     PART II


Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common Stock trades on the American Stock Exchange under the symbol BXL. There are approximately 223 holders of record of Common Stock as of December 31, 2004. In addition, there are an indeterminate number of beneficial owners of Common Stock that are held in "street name." No dividends were paid on the Common Stock in the past year and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Common Stock during each quarterly period over the last two years were as follows:

                               2004                           2003
                      ----------------------          ---------------------
                        High          Low               High          Low
First Quarter         $27.8500      $16.1000          $12.1200     $10.1000
Second Quarter        $25.2000      $17.6500          $15.3200     $10.5900
Third Quarter         $18.2500      $15.2500          $16.3400     $13.2300
Fourth Quarter        $17.7500      $15.7500          $16.2000     $15.3800

      Equity Compensation Plan Information

                                                                                            Number of
                                                                   Weighted-                Shares
                                      Number of                    average exercise         remaining available
                                      shares to be issued          price of outstanding     for future issuance
                                      upon exercise of             options, warrants        under equity
                                      outstanding options          and rights               compensation plans
Equity Compensation Plans
    approved by security holders         143,000$21.47              32,918                         -
Equity Compensation Plans not
    approved by security holders                  -                     -                          -
                                               -------              ------                      ------
Total                                    143,000$21.47              32,918                         -
                                         =============              ======                      ======

         Purchases of Equity Securities By The Issuer

None

Item 6.           Management's Discussion and Analysis or Plan of Operation

Bexil is a holding company. We have 10 employees. Our primary holding is a 50% interest in privately held York Insurance Services Group, Inc. ("York").

The Company was incorporated under the laws of the State of Maryland as "Bull & Bear U.S. Government Securities Fund, Inc." on August 30, 1996. The Company registered as a investment company with the Securities and Exchange Commission ("SEC") by filing a Form N-8A and Form N-2 on September 27, 1996. On October 4, 1996, the Company's predecessor (a mutual fund which had commenced operations on March 7, 1986 as a diversified series of shares of Bull & Bear Funds II, Inc., an open-end management investment company organized in 1974) transferred its net assets to the Company in exchange for shares of the Company. Thus, since 1986, the Company (including its predecessor) was regulated under the Investment Company Act of 1940 (the "1940 Act"), and the rules and regulations promulgated thereunder, and under the Company's fundamental investment policies contained in its registration statement filed pursuant to the 1940 Act. The Company changed its name to Bexil Corporation on August 26, 1999.

On January 6, 2004 the Company announced that an order declaring that it has ceased to be an investment company was issued by the SEC. The order was effective immediately. As a result, we are currently a publicly-held company listed on the American Stock Exchange subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, and are no longer subject to regulation under the 1940Act.

For 2004 the Company's 50% interest in York is accounted for using the equity method and, therefore, York's financial statements are not consolidated with our own. For 2003, inasmuch as the Company was a registered investment company at that time, York is accounted for using the fair value method.

         York Insurance Services Group, Inc. - Business

York is one of the leading privately owned insurance services business process outsourcing ("BPO") companies in the United States. Since the 1930's, York, through predecessor companies, has served as both an independent adjustment company and third party administrator ("TPA") providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. More recently York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

In 2003 the Investment in York was accounted at fair value as required by the Investment Company Act of 1940. When the company deregistered in 2004 it had to comply with the accounting rules of the Securities and Exchange act of 1934, which required the investment in York to be accounted for under equity method of accounting as discussed in the introductory paragraph. This resulted in an accounting change, refer to footnote number 2.

2004 Compared to 2003

The 2003 financial statement information filed with the 2004 Forms 10QSB as of and for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 was retroactively restated from that filed during 2003 as a result of management's original application of APB No. 20. In connection with the preparation of its 2004 annual financial statements for inclusion in this Form 10KSB, management determined that such application of APB No. 20 was not appropriate under the circumstances. Instead, the accounting impact of the change in corporate form resulting from the de-registration should be treated as a change in accounting principle in accordance with APB No. 20. As such, applicable APB No. 20 guidance requires a cumulative effect adjustment as of the date of the accounting change (in this case the effective date of the change is January 1, 2004) instead of a retroactive restatement of prior periods presented as had previously been applied for the 2004 10QSB filings.
A comparison of the information included in the summary of operations for 2003 as filed in the 2004 10QSBs versus what would have been presented using the appropriate application of APB No. 20 as described above follows:

                                                              2004            2003
                                                              ----            ----
Revenues
Realized and unrealized appreciation on investments                        $ 5,232,133
  Interest and dividends                                   $   51,052          166,349
  Other                                                       116,108           11,000
                                                           ----------      -----------
                                                              167,160        5,409,482
                                                           ----------      -----------

Expenses
  General and administrative                                813,613            575,555
  Communication costs                                        30,348             34,212

  Professional fees                                         182,796            109,405
                                                           --------            -------
                                                          1,026,757            719,172
                                                          ---------            -------

Loss before income taxes and equity in earnings of
   York Insurance Services Group, Inc.                     (859,597)         4,690,310

Income tax (benefit)                                       (267,294)         2,207,241
Equity in earnings of York Insurance Services
   Group, Inc.                                            2,812,088
                                                          ----------         ---------


  Net income                                            $  2,219,785       $ 2,483,069
                                                        ============       ===========

For the year ended December 31, 2004 compared to the year ended December31, 2003 , the Company's total revenues of $167,160 decreased $5,242,322 from $5,409,482 and equity earnings (net of taxes) of $2,812,088 were recognized in 2004 and not in 2003, due to an accounting change from fair value accounting to equity method accounting. Interest and dividends decreased by $115,295 primarily due to lower interest rates and lower investable assets.

Total expenses of $1,026,757 increased $307,585 or 42.8%. General and administrative expenses increased $238,058 or 41.4% primarily due to higher employee costs. Professional fees of $182,796 were $73,391 higher than those in 2003 due to higher legal costs arising out of the adoption of the 2004 Long Term Incentive Plan and unanticipated higher auditing fees. Communication expense declined $3,728 or 11.3% from $34,212.

For the reasons described above, net income for the year ended December 31, 2004 was $2,219,785 or $2.52 per share on a diluted basis as compared to net income of $2,483,069 or $2.84 per share on a diluted basis for the twelve months ended December 31, 2003.


         Liquidity and Capital Resources

The following table reflects the Company's consolidated working capital, total assets, long-term debt and shareholders' equity as of the dates indicated.

                                            December 31,
                                   -----------------------------
                                   2004                     2003
                                   ----                     ----
       Working Capital        $ 3,402,659             $  4,318,571
       Total Assets           $ 15,114,564            $ 20,542,310
       Long-Term Debt         $        -              $       -
       Shareholders' Equity   $ 14,870,744            $ 15,148,085

For the year ended 2004, working capital decreased $915,612 primarily due to cash used in operating activities. Total assets and shareholders' equity decreased $5,427,746 and $277,341, respectively, due primarily to net income recorded for the year and difference due to accounting change. Refer to footnote number 2.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources.

Item 7.           Financial Statements

Financial Statements required by Item 310(a) of Regulation S-B.

                              FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm

Balance Sheet
    December 31, 2004

Statements of Income
   Years ended December 31, 2004 and 2003

Statement of Changes in Net Assets for the year ended December 31, 2003 and
   Statement of Changes in Shareholders Equity for the year ended December 31, 2004

 Statements of Cash Flows
   Years ended December 31, 2004 and 2003

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Bexil Corporation
New York, NY

         We have audited the accompanying balance sheet of Bexil Corporation as of December 31, 2004, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

     As more fully described in Note 2 to the financial statements, in 2004 the Company completed the process of deregistering as a filer under the Investment Company Act of 1940 and mow files in accordance with the Securities and Exchange Actof 1934.As a result, the financial statements for the period subsequent to the de-registration are presented on a different basis of accounting than those for periods prior to the de-registration and, therefore, are not directly comparable


DELOITTE & TOUCHE LLP
Parsippany, NJ
June 14, 2005

                                BEXIL CORPORATION
                                  BALANCE SHEET
                                December 31, 2004
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $   3,601,311
  Receivables, prepaid assets and other                                   45,168
                                                                   -------------
    Total Current Assets                                               3,646,479
                                                                      ----------

Fifty percent interest in unconsolidated
affiliate (Note 8)                                                     9,423,487
Goodwill (Note 8)                                                      1,500,000
Other investments (Note 3)                                               326,605
Deferred taxes                                                           217,993
                                                                      ----------
                                                                      11,468,085

    Total Assets                                                  $   15,114,564
                                                                  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                               243,820
                                                                        --------
    Total Current Liabilities                                            243,820
                                                                        --------

Shareholders' Equity (Notes 3 and 4)

 Common Stock, $0.01 par value
 10,000,000 shares authorized
    879,591 shares issued and outstanding                                  8,796
 Additional paid-in capital                                           12,642,163
 Retained earnings                                                     2,219,785
                                                                     -----------
Total Shareholders' Equity                                            14,870,744
                                                                     -----------
Total Liabilities and Shareholders' Equity                        $   15,114,564
                                                                  ==============



        See accompanying notes to the financial statements

                                BEXIL CORPORATION
                STATEMENTS OF INCOME FOR YEARS ENDED DECEMBER 31

                                                                          2004
                                                                          ----
Revenues:
Realized and unrealized appreciation on investments
  Interest and dividends                                                $ 51,052
  Other (Note 7)                                                         116,108
                                                                        --------
                                                                         167,160
                                                                        --------

Expenses:
  General and administrative (Note 7)                                    813,613
  Communication costs                                                     30,348
  Professional fees                                                      182,796
                                                                       ---------
                                                                       1,026,757
                                                                       ---------

(Loss) income before income taxes and equity in
 earnings of York Insurance Services Group, Inc.                       (859,597)

Income tax (benefit) (Note 6)                                          (267,294)
Equity in earnings of York Insurance Services
   Group, Inc.                                                         2,812,088
                                                                       ---------


  Net income                                                         $ 2,219,785
                                                                     ===========

Per share net income:

  Basic                                                                   $ 2.52
  Diluted                                                                 $ 2.52

Weighted average common shares outstanding:

  Basic                                                                  879,591
  Diluted                                                                879,591

         See accompanying notes to the financial statements.

                                BEXIL CORPORATION
                             STATEMENT OF OPERATIONS
                          Year Ended December 31, 2003


INCOME:
   Interest                                           $166,349
   Other                                                11,000
                                                      --------
     Total income                                      177,349

EXPENSES:
   Salaries                                            430,100
   Professional                                        109,405
   Directors                                            35,440
   Printing                                             26,358
   Transfer agent                                       11,625
   Registration                                          7,867
   Custodian                                               380
   Other                                                97,997
                                                      --------
     Total operating expenses                          719,172
                                                      --------
     Net operating loss before income taxes           (541,823)
     Income tax benefit                                193,635
                                                      --------
       Net operating loss                             (348,188)
                                                      --------



REALIZED AND UNREALIZED GAIN
(Losses) ON HOLDINGS
(LOSS) ON
   Net realized gain on holdings                        30,093
   Unrealized appreciation on holdings
    during the period                                5,202,040
   Deferred tax expense                             (2,400,876)
                                                     ---------
    Net realized and unrealized gain on holdings     2,831,257
                                                     ---------
     Net increase in net assets resulting
      from operations                               $2,483,069
                                                    ==========

Statement of Changes in Net Assets for the year ended December 31, 2003 (Predecessor Basis) and Statement of Changes in Shareholders Equity for the year ended December 31, 2004

                                                                                   2003
                                                                             Predecessor Basis
OPERATIONS FOR 2003
      Net loss                                                                $    (348,188)

      Net Unrealized gain from security transactions                                 30,093

      Unrealized appreciation on Holdings during the period                       2,801,164
                                                                                -----------
      Net Change in net assets resulting from operations
                                                                                  2,483,069

DISTRIBUTIONS TO SHAREHOLDERS FOR 2003

      Tax return of capital to shareholders ($0.60 per share)                      (522,612)

CAPITAL SHARE TRANSACTIONS FO R2003

      Increase in net assets resulting from reinvestment of
      distributions (14,530 shares)                                                 201,417
                                                                                -----------


      Total Change in Net Assets                                                  2,161,874

NET ASSETS

      Balance as of January 1, 2003                                              12,986,211
                                                                                -----------
      Balance as of December 31, 2003                                        $   15,148,085
                                                                                -----------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     2004

                                                                                --------------
Net Assets to Allocate to Shareholders Equity as of January 1, 2004             $   15,148,085
                                                                               ---------------

ADDITIONAL PAID IN CAPITAL

      Allocated Balance as of January 1, 2004 (Predecessor Basis)                    9,437,230

      Transitional Adjustment from Asset Value Under Predecessor Basis              (2,497,127)

      Adjustment for Predecessor Retained Earnings                                   5,702,059
                                                                                --------------
      Balance as of December 31, 2004
                                                                                    12,642,162

COMMON STOCK

      Allocated Balance as of January 1, 2004 (879,591 shares, $0.01 par)
      (Predecessor Basis)                                                                8,796

                                                                                --------------
      Par Value of Common Stock December 31, 2004 (879,591 shares, $.01 par)
                                                                                         8,796

RETAINED EARNINGS

      Allocated Balance as of January 1, 2004 (Predecessor Basis)                    5,702,059

      Reclassification for Predecessor Basis                                        (5,702,059)

      Net Income                                                                     2,231,929
                                                                                --------------
      Balance as of December 31, 2004
                                                                                     2,231,929

                                                                                --------------
TOTAL SHAREHOLDERS EQUITY AS OF DECEMBER 31, 2004                               $   14,882,887
                                                                                ==============
                                                                                --------------


See accompany notes to the financial statements.







                                BEXIL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                       2004
                                                                       ----
Cash Flows from Operating Activites

 Net income                                                         $ 2,219,785
                                                                    -----------
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Equity in earnings of subsidiary                                  (3,020,550)
   Increase (decrease) in deferred income taxes                         (95,006)
   Net realized gain on investments                                      (3,417)

 (Increase)decrease in:
    Prepaid expenses and other assets                                     4,282
  Decrease in:
    Accrued other expenses                                               (1,779)
                                                                         -------
  Total adjustments                                                  (3,116,470)
                                                                     -----------
    Net cash used in operating activities                              (896,685)
                                                                     -----------


Cash Flows from Investing Activites:
   Maturity of investments                                            4,300,000
   Purchase of investments                                               (1,605)
                                                                      ----------
     Net cash provided by investing activities                        4,298,395
                                                                      ----------

Cash Flows from Financing Activities:
    Cash dividend distribution and reinvestment                             -
                                                                            -
    Net cash used for financing activities


    Net increase (decrease) in cash and cash equivalents              3,401,710

Cash and Cash Equivalents
  At beginning of period                                                199,601
                                                                        -------
  At end of period                                                  $ 3,601,311
                                                                    ===========

See accompanying notes to the financial statements.

Supplemental disclosure: The Company paid no Federal income tax during the years ended December 31, 2004 and 2003.

                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bexil Corporation, a Maryland corporation ("we," "us" or the "Company), is a holding company. We have 10 employees. Our primary holding is a 50% interest in privately held York Insurance Services Group, Inc. ("York"). Our 50% interest in York is accounted for using the equity method during 2004. and, therefore, York's financial statements are not consolidated with our own. In 2003 and prior, the investment in York was accounted for on a fair value basis

The Company was incorporated under the laws of the State of Maryland as "Bull & Bear U.S. Government Securities Fund, Inc." on August 30, 1996. The Company registered as a investment company with the Securities and Exchange Commission ("SEC") by filing a Form N-8A and Form N-2 on September 27, 1996. On October 4, 1996, the Company's predecessor, a mutual fund which had commenced operations on March 7, 1986 as a diversified series of shares of Bull & Bear Funds II, Inc., an open-end management investment company organized in 1974, transferred its net assets to the Company in exchange for shares of the Company. Thus, since 1986, the Company (including its predecessor) was regulated under the Investment Company Act of 1940 (the "1940 Act"), and the rules and regulations promulgated there under, and under the Company's fundamental investment policies contained in its registration statement filed pursuant to the 1940 Act. The Company changed its name to Bexil Corporation on August 26, 1999.

On January 6, 2004 the Company announced that an order declaring that it has ceased to be an investment company was issued by the SEC. The order was effective immediately. We are currently a publicly-held company listed on the American Stock Exchange subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, and are no longer subject to regulation under the 1940Act.

         York Insurance Services Group, Inc. - Business

York is one of the leading privately owned insurance services business process outsourcing ("BPO") companies in the United States. Since the 1930's, York, through predecessor companies, has served as both an independent adjustment company and third party administrator ("TPA") providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. More recently York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

         Basis of Presentation

The financial statements include the accounts of the Company. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

Investments in money market funds are considered to be cash equivalents. At December 31, 2004, the Company had invested approximately $3,092,700 in a money market fund.

         Marketable Securities

The Company classified its investment in U.S. Treasury notes as held-to-maturity securities since the Company had the positive intent and ability to hold to maturity, and accordingly these securities were recorded at amortized cost. The Company's other material investment in marketable securities is in common stock of a non-public entity with no readily available market price, and accordingly this security was carried at the lower of cost or estimated net realizable value.

         Income Taxes

The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Segment Information

         Reporting Segment

The Company's operations are organized around insurance services and classified into one reporting segment - insurance services.

         Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities including outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earning per share:

                                                                  2004                  2003
                                                                  ----                  ----
Numerator for basic and diluted earnings per share:
  Net income                                                  $ 2,231,929           $ 2,229,963
                                                              ===========           ===========

Denominator:
  Denominator for basic
   earning per share:
  Weighted-average shares                                         879,591               873,016
  Effect of dilutive securities:
   Employee stock options *                                           -                     -
                                                                  -------               -------

Denominator for diluted earnings per share:
  adjusted weighted-average shares
  and assumed conversion                                          879,591               873,016
                                                                  =======               =======

Does not include 143,000 employee stock options issued in 2004 because they were anti-dilutive. No options were issued in 2003. Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                       December 31,
                                           -------------------------------------
                                               2004                   2003
                                               ----                   ----
Net income               As reported       $ 2,219,785             $ 2,483,069
                           Pro forma       $ 1,639,120             $ 2,483,069

Earning per share

            Basic        As reported            $ 2.52                  $ 2.84
                           Pro forma            $ 1.86                  $ 2.84

          Diluted        As reported            $ 2.52                  $ 2.84
                           Pro forma            $ 1.86                  $ 2.84

         Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are primarily used in the determination of goodwill, investment impairment and expenses allocation. Actual results may differ from those estimates.

2.       CHANGE IN ACCOUNTING PRINCIPLE

Effective with the Securities and Exchange Commission's order on January 6, 2004 declaring that the Company had ceased to be an investment company under Section 8(f) of the Investment Company Act of 1940, the Company changed its method of accounting for its 50 percent interest in York from the fair value method to the equity method. As a registered investment company, the Company recorded its net assets at fair value (or market value). Upon de-registration, the Company reported its assets and liabilities on a historical cost basis. In addition, the Company changed its basis of accounting for its other investment from the fair value to cost. Although de-registration occurred on January 6, 2004, for simplicity the Company effected the change as of January 1, 2004 because management deemed there to be no material change to fair value of its net assets in the three business day period of 2004. Note, for all other assets and liabilities, fair value approximated cost at the time of de-registration.

The cumulative transitional adjustment made to Additional paid in capital is as follows:


      Opening Retained Earnings January 1, 2004                       $5,702,060

       Less: Effect for the change in accounting as follows:
     York Investment
     -Equity accounted at January 1, 2004                              6,402,936
     -Goodwill accounted at January 1, 2004                            1,500,000
     -Fair Valued at December 31, 2003                              (15,695,280)
                                                                    ------------
                           Net accounting change                     (7,792,344)
      Deferred tax charge related to fair value accounting             5,712,876
      Deferred tax charge related to equity method of York             (441,265)
      Other Investments                                                   23,606
                                                                     -----------
                           Total                                      $3,204,932
                                                                     ===========

3.       OTHER INVESTMENTS

      As of December 31, 2004, other investments consisted of the following:

                                                 Cost               Market Value
                                                 ----               ------------
      Common stock of non-public entity*       325,000                   *
      Other                                      1,605                 1,726
                                               -------
      Total                                 $  326,605
                                            ==========

         * No readily determinable market value. A valuation committee meets on a quarterly basis to determine if there is any asset impairment, by reviewing the most readily available information about the entity and private stock transactions, if any. Based upon this analysis, management has concluded that there is no impairment at December 31, 2004.

4.       STOCK OPTIONS

On March 25, 2004, the Company's shareholders' approved the adoption of a Long-Term Incentive Plan, which provides for the granting of a maximum of 175,918 options to purchase common stock to directors, officers and key employees of the Company or its subsidiaries. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service.

The fair value of each option grant is estimated as of the date of grants using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004; average volatility of 48%; risk-free interest rate of 2.7%; expected life of 3 years; and, no dividends.

A summary of the status of the Company's stock option plans as of and for the year ended December 31, 2004 are presented below:

                                                                 Weighted
                                            Number                Average
                                              Of                 Exercise
Stock Options                               Shares                Price
-------------                              --------              --------

Outstanding at Decemeber 31, 2003             -                  $   -
Granted                                    147,500               $ 21.47
Expired                                     (4,500)              $ 21.59
                                           -------               -------
December 31, 2004                          143,000               $ 21.47

There were 92,952 options exercisable at December 31, 2004 with a weighted-average exercise price of $20.63. The weighted average fair value of options granted using the Black-Scholes option-pricing model was $2.36 for the year ended December 31, 2004.

The following table summarized information about stock options outstanding at December 31, 2004:

                                                  Weighted-Average
   Range of                  Number                  Remaining              Weighted-Average
 Exercise Prices           Outstanding            Contractual Life           Exercise Price
 $ 16.30-$17.85              23,000                     4.75                    $ 16.50
 $ 21.59-$23.75             120,000                     4.25                    $ 22.42

5.       401(K) PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended 2004 and 2003 was approximately $13,337 and $0 respectively.

6.       INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2004 and 2003 is as follows:


                                2004                          2003
                                ----                          ----
Current
  Federal                   $     -                             -
  State and local              36,175                        30,615
                               ------                        ------
                               36,175                        30,615
Deferred                     (303,469)                    2,176,626
                             ---------                    ---------
                           $ (267,294)                  $ 2,207,241
                           ===========                  ===========

Deferred taxes are comprised of the following as of December 31, 2004:

Net operating and capital loss carryforwards..........................$(867,719)
Equity in earnings of unconsolidated affiliate.......................   649,726
                                                                     ----------
                                                                      $(217,993)

The net operating loss carryforwards as of December 31, 2004 was $2,045,200 of which $658,200 expires in 2022, $572,400 expires in 2023 and $814,600 expires in 2024.


Except for as noted below, there was no difference in 2004 and 2003 between the effective tax rate and the statutory tax rate.

The provision for income taxes differs from the federal statutory income tax rate as a result of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.

7.       RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (the "Affiliates"). The Company shares office space and various administrative and other support functions with the Affiliates and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for these costs and for the year ending December 31, 2004 and 2003, the Company charged operations approximately $124,000 and $96,000 respectively. In addition, the Company received $100,000 from York as consulting fees in 2004.

8.       INTEREST IN UNCONSOLIDATED AFFILIATE

York's summarized condensed consolidated financial information is as follows as of and for the year ended December 31:

                              York Insurance Services Group, Inc.
                          ------------------------------------------
                              2004                          2003
                          ------------                  ------------

Revenues                  $ 71,409,418                  $ 52,759,165
Expenses                  $ 60,599,590                  $ 43,329,222
Net income                $  6,041,101                  $  5,600,129

Working capital           $ 14,141,537                  $  8,801,701
Total assets              $ 35,454,522                  $ 20,880,621
Long term debt            $  1,209,949                  $  2,046,509
Shareholder's equity      $ 18,846,973                  $ 12,805,872

York is a 50% owned unconsolidated affiliate accounted for by the equity method. The Company's cost of its 50% interest in York exceeds the underlying equity in net assets as follows:

  Fifty percent interest in unconsolidated affiliate       $10,923,487
  Equity in net assets of York                               9,423,487
                                                           -----------
    Goodwill                                               $ 1,500,000

Although in accordance with Financial Accounting Standards No. 142 ("SFAS 142"), the equity method goodwill of $1,500,000 is not amortized or reviewed for impairment, the aggregate equity method interest in York of $10,923,487 at December 31, 2004 is reviewed for impairment at least annually in accordance with FAS 142.

9.       CONTINGENCIES

From time to time, Bexil is threatened or named as defendant in litigation arising in the normal course of business. As of December 31, 2004, Bexil was not involved in any litigation that, in the opinion of management, would have a material adverse impact on its financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 13, 2005, the Audit Committee (the "Committee") of the Board of Directors of the Company unanimously voted to recommend to the Board that the resignation of Tait, Weller & Baker ("Tait") as the Company's independent registered public accounting firm be accepted, effective upon the appointment by the Company of successor auditors. The Committee further recommended to the Board that the appointment of Deloitte & Touche LLP ("Deloitte") as the independent registered public accounting firm for the Company be approved, effective upon the successful completion of Deloitte's client acceptance procedures. Also on January 13, 2005, the Board of Directors of the Company approved such recommendations.

On April 18, 2005, the Company announced the successful completion of Deloitte's client acceptance procedures.

Tait's report on the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion, a disclaimer of opinion, or any qualification or modifications as to uncertainty, audit scope or accounting principles. During the Company's fiscal years ended December 31, 2003 and December 31, 2002, and through the date of termination of the engagement, there were no disagreements with Tait on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Tait, would have caused Tait to make reference to the subject matter of the disagreement in connection with its report.

During the fiscal years ended December 31, 2003 and December 31, 2002 and through the date of termination of the engagement, there have been no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B promulgated by the Securities and Exchange Commission (the "Commission").

The Company has not consulted with Deloitte during the fiscal years ended December 31, 2003 and December 31, 2002, nor during the subsequent period to the date of its engagement regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

Item 8A. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

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

         Changes in Internal Controls

There has been no change during the Company's fiscal quarter ended December 31, 2004 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         Unconsolidated Affiliate

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

Item 8B. Other Information.

n/a

                                    PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      Name                   Position                                             Years of Service            Age
      ----                   --------                                          -----------------------        ---
                                                                               Director        Officer
                                                                               --------        -------
Bassett S. Winmill           Chairman of the Board                                 9             9             75

Thomas B. Winmill, Esq.      President, Chief Executive Officer,                   9             9             45
                             General Counsel, Director
Edward G. Webb, Jr.          Director                                              1             -             66

Charles A. Carroll           Director                                              1             -             74

Douglas Wu                   Director                                                            8

William G. Vohrer            Treasurer, Chief Financial Officer,                   -             4             54
                             Chief Accounting Officer

Monica Pelaez, Esq.          Vice President, Chief Compliance Officer
                             Secretary, Associate General Counsel                  -             5             33

Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

BASSETT S. WINMILL - Chairman of the Board of the Company, as well as Tuxis Corporation and Global Income Fund, Inc. and of Winmill & Co. Incorporated ("WCI") and certain of its affiliates. Mr. Winmill is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts. Mr. Winmill was born on February 10, 1930. He is the father of Thomas B. Winmill.

THOMAS B. WINMILL, ESQ. - President, Chief Executive Officer, GeneralCounsel and Director of the Company as well as Foxby Corp., Global Income Fund,Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., and Midas Dollar Reserves, Inc. and of WCI and certain of its affiliates. Mr. Winmill is General Counsel of Tuxis Corporation. Mr. Winmill is a member of the New York State Bar and the SEC Rules Committee of the Investment Company Institute. Mr. Winmill was born on June 25, 1959. He is the son of Bassett S. Winmill.

EDWARD G. WEBB, JR. - Equity Portfolio Manager for Advanced Asset Management Advisers, Inc. since October 2002. Mr. Webb was President of Webb Associates, Ltd. from 1996 to 2004. Prior to that, he served as a Senior Vice President and Director of WCI. Mr. Webb was born on March 31, 1939.

CHARLES A. CARROLL - From 1989 to the present, Mr. Carroll has been affiliated with Kalin Associates, Inc., a member firm of the New York Stock Exchange. Mr. Carroll was born on December 18, 1930.

DOUGLAS WU - Since 1998, Mr. Wu has been a Principal of Maxwell Partners, prior to which, he was a Managing Director of Rothschild Emerging Markets/Croesus Capital Management. Mr. Wu is a director of York Insurance Services Group, Inc. Mr. Wu was born on July 31, 1960.

WILLIAM G. VOHRER - Treasurer, Chief Financial Officer and Chief Accounting Officer since 2001. He is also Chief Financial Officer and Treasurer of Tuxis Corporation, Foxby Corp., Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., and Midas Dollar Reserves, Inc. and of WCI and certain of its affiliates. From 1999 to 2001, he consulted on accounting matters. From 1994 to 1999 he was Chief Financial Officer and Financial Operations Principal for Nafinsa Securities, Inc., a Mexican Securities broker/dealer. From 1978 to 1994, he held Chief Financial Officer/Controller positions with various international banks. Mr. Vohrer was born on August 17, 1950.

MONICA PELAEZ, ESQ. - Vice President, Chief Compliance Officer, Secretary and Associate General Counsel. She is also Vice President, Secretary and Chief Compliance Officer of Tuxis Corporation, Foxby Corp., Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., and Midas Dollar Reserves, Inc. and of WCI and certain of its affiliates. Previously, she was Special Assistant Corporation Counsel to New York City Administration for Children's Services from 1998 to 2000. She earned her Juris Doctor from St. John's University School of Law in 1997. She is a member of the New York State Bar. Ms. Pelaez was born on November 5, 1971.

The Company has a standing Audit Committee that consists of Charles A. Carroll, Edward G. Webb and Douglas Wu, each of whom has been determined by the Company's board of directors to be an audit committee financial expert and "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company has adopted a Code of Conduct and Ethics, adopted pursuant to American Stock Exchange Company Guide Section 807 and Regulation SB Item 406, applies to all Bexil Corporation directors, officers and employees, as well as to directors, officers and employees of each consolidated subsidiary of Bexil Corporation. The Code of Ethics is posted on the Company's web site at www.bexil.com.

Based solely on the information from Forms 3, 4, and 5 furnished to it, the Company believes that the directors, officers, and owners of more than 10 percent of the Class A Common Stock of the Company have filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Item 10.   Executive Compensation

The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules.

         Summary Compensation Table

The following table sets forth compensation for the fiscal years ended December 31, 2004, 2003 and 2002 received by the Company's Chief Executive Officer. No other executive officer of the Company serving at the end of fiscal year 2004 had total annual salary and bonus in fiscal year 2004 in excess of $100,000.

                                         Annual Compensation                               Long-term compensation
                                -----------------------------------------    ------------------------------------------------------
                                                                                      Awards                Payouts
                                                                             -----------------------       ---------
                                                                                          Securities       Long-term
                                                                             Restricted   underlying       incentive      All other
                                                              Other annual     stock       options/       plan payouts    compensa-
Name and Principal Position    Year     Salary($)   Bonus($)  compensation   award(s)($)     SARs             ($)            tion
---------------------------------------------------------------------------  ------------------------------------------------------
Thomas B Winmill               2004     300,000      35,000        0            0          60,000              0          5,850 (1)
  President and Chief          2003     250,000      30,000        0            0               0              0               0
  Executive Officer            2002     150,000     200,000        0            0               0              0               0

(1) Represents a matching contribution to a 401(k) plan.

      Option Grants Table

On December 16, 2004, the FASB issued Statement Np. 123 (Revised 2004), Share-Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and resricted stock) granted to employees. This standard is effective for public companies in interim or annual periods begining after June 15, 2005. We are currently in the process of assesing the impact that the adoption of this standard will have on our financial statements.

The following table sets forth, for the year ended December 31, 2004, information regarding the options granted for each of the executive officers named in the Summary Compensation Table.

                                                  Percentage Of Total
                        Number of Securities      Options/SARs Granted      Average
                        Underlying Options          To Employees In       Exercise Of    Expiration
Name                         Granted                  Fiscal Year          Base Price       Date
-----------------      ---------------------      -------------------     -----------    ----------
Thomas B. Winmill             60,000                     43.20%             $ 21.54          (a)

(a) 50,000 options expire 9/25/2009 and 10,000 options expire 11/10/2009


      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

                                                        Number of Securities         Value of unexercised in-the
                        Shares          Value         underlying unexercised           money options/SARs at FY-
                       acquired on      realized      options/SARs at FY-end(#)           end($) Exercisable/
                                                                                             Unexercisable
Name
-----------------      -----------------------------------------------------------------------------------------
Thomas B. Winmill          -             0.00%            41,476 / 18,524                          0

         Long-Term Incentive Plan Awards Table

There were no long-term incentive plan awards made during the year ended December 31, 2004 to the executive officers named in the Summary Compensation Table.

         Compensation of Directors

Non-employee directors of the Company are compensated for services provided as a director, as follows: $2,000 for each quarterly regular meeting attended; $500 as a retainer paid quarterly; $250 per special or telephonic meeting attended and per meeting of a committee of a board attended (when not held near the time of a regular meeting), except for the Governance, Compensation and Nominating Committee which is $1,000 per annum; and, reimbursement for meeting expenses.

Options. Under the Plan, the Company's non-employee directors receive non-qualified stock options for Company common stock. The Company will grant an initial option for 1,000 shares of Company common stock on the effective date of any non-employee director's initial election to the Board. The Company will also grant an annual option for 1,000 shares of Company common stock to each non-employee director at the close of business on the date of the Company's annual stockholder meeting. These amounts are subject to adjustment for corporate transactions. These option awards are the only type of awards that non-employee directors of the Company are eligible to receive under the Plan. The exercise price per share of non-employee director options will be equal to 100% of the fair market value of a share of Company common stock on the date of grant and these options will expire at the earlier of (i) five years from the date of grant or (ii) three months after the date the non-employee director ceases to serve as a director of the Company for any reason. Non-employee director options will vest at the end of a period commencing on the date of grant and ending on a date which is the sooner of three years from the date of grant date or three years from commencement of service to the Company, and if the optionee has more than three years of service on the date of grant, the options will vest immediately.

Other Arrangements. Mr. Douglas Wu also received $17,000 from York for his services as a director of York in fiscal year 2004.

         Employment Contracts

The Company has no employment or termination contracts with any of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Securities Authorized For Issuance under Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of the end of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, are aggregated as follows:

                                Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------
Plan category                      Number of securities to    Weighted-average        Number of securities remaining
                                   be issued upon exercise    exercise price of       available for future issuance
                                   of outstanding options,    outstanding options,    under equity compensation plans
                                   warrants and rights        warrants and rights     (excluding securities reflected in
                                                                                      column (a))
                                           (a)                      (b)                              (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans               143,000                    $21.47                         32,918
approved by security holders
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                 0                         0                              0
approved by security holders
------------------------------------------------------------------------------------------------------------------------
Total                                   143,000                    $21.47                         32,918
------------------------------------------------------------------------------------------------------------------------

        Security Ownership of Certain Beneficial Owners

The table below sets forth for person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities based on their Schedules 13D filed on April 5, 2004.

(1) Title of     (2) Name and address of beneficial   (3) Amount and nature of beneficial ownership    (4) Percent of
    class            owner                                                                                 class
---------------------------------------------------------------------------------------------------------------------
Common Stock      Bassett S. Winmill                   53,648  shares.* Bassett S. Winmill has               5.80%
                  11 Hanover Square                    indirect beneficial ownership of 222,644 of
                  New York, New York 10005             these shares, as a result of his status as a
                                                       controlling person of Winmill & Co.
                                                       Incorporated and Investor Service Center, Inc.,
                                                       the direct beneficial owner.  Mr. Winmill
                                                       disclaims beneficial ownership of the shares
                                                       held by Investor Service Center, Inc.  Bassett
                                                       S. Winmill is Thomas B. Winmill's father.
---------------------------------------------------------------------------------------------------------------------
Common Stock     Winmill & Co. Incorporated            222,644 shares. Winmill & Co. Incorporated has       25.31%
                 11 Hanover Square                     indirect beneficial ownership of these shares,
                 New York, New York 10005              as a result of its status as a controlling
                                                       person of Investor Service Center, Inc., the
                                                       direct beneficial owner
---------------------------------------------------------------------------------------------------------------------
Common Stock     Investor Service Center, Inc.         222,644 shares                                       25.31%
                 11 Hanover Square
                 New York, New York 10005
---------------------------------------------------------------------------------------------------------------------
Common Stock     Thomas B. Winmill                    91,412  shares.** Thomas B. Winmill has                9.87%
                 11 Hanover Square                    indirect beneficial ownership of 26,712 of
                 New York, New York 10005             these shares held by his spouse and sons.  Mr.
                                                      Winmill disclaims ownership of the shares held
                                                      by his spouse and sons. Bassett S. Winmill is
                                                      Thomas B. Winmill's father.
---------------------------------------------------------------------------------------------------------------------

*This amount includes 46,107 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

**This amount includes 46,107 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

         Security Ownership of Management

(1) Title of     (2) Name and address of beneficial   (3) Amount and nature of beneficial ownership    (4) Percent of
class            owner                                                                                 class
---------------------------------------------------------------------------------------------------------------------
Common Stock     Bassett S. Winmill                   276,292  shares.(1) Bassett S. Winmill has          29.85%
                 11 Hanover Square                    indirect beneficial ownership of 222,644 of
                 New York, New York 10005             these shares, as a result of his status as a
                                                      controlling person of Winmill & Co.
                                                      Incorporated and Investor Service Center, Inc.,
                                                      the direct beneficial owner.  Mr. Winmill
                                                      disclaims beneficial ownership of the shares
                                                      held by Investor Service Center, Inc.  Bassett
                                                      S. Winmill is Thomas B. Winmill's father.
---------------------------------------------------------------------------------------------------------------------
Common Stock     Thomas B. Winmill                    91,412  shares.(2) Thomas B. Winmill has         9.87%
                 11 Hanover Square                    indirect beneficial ownership of 26,712 of
                 New York, New York 10005             these shares held by his spouse and sons.  Mr.
                                                      Winmill disclaims ownership of the shares held
                                                      by his spouse and sons. Bassett S. Winmill is
                                                      Thomas B. Winmill's father.
---------------------------------------------------------------------------------------------------------------------
Common Stock     Charles A. Carroll                    3,200  shares.(3)                                0.23%
                 11 Hanover Square
                 New York, New York 10005
---------------------------------------------------------------------------------------------------------------------
Common Stock     Edward G. Webb, Jr.                   1,500  shares.(4)                                0.17%
                 11 Hanover Square
                 New York, New York 10005
---------------------------------------------------------------------------------------------------------------------
Common Stock     Douglas Wu                            2,000  shares.(5)                                0.23%
                 11 Hanover Square
                 New York, New York 10005
---------------------------------------------------------------------------------------------------------------------
Common Stock     William G. Vohrer                     4,000  shares.(6)                                0.45%
                 11 Hanover Square
                 New York, New York 10005
---------------------------------------------------------------------------------------------------------------------
Common Stock     Monica Pelaez                         4,000  shares.(7)                                0.45%
                 11 Hanover Square
                 New York, New York 10005
---------------------------------------------------------------------------------------------------------------------
Common Stock     Directors and executive officers as   382,404  shares.(8)                              38.95%
                 a group
---------------------------------------------------------------------------------------------------------------------

1. This amount includes 46,107 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

2. This amount includes 46,107 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

3. This amount includes 0 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

4. This amount includes 0 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

5. This amount includes 2,000 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

6. This amount includes 4,000 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

7. This amount includes 4,000 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

8. This amount includes 102,214 shares with respect to which directors and executive officers as a group have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

Item 12. Certain Relationships and Related Transactions

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (the "Affiliates"). The Company shares office space and various administrative and other support functions with the Affiliates and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for these costs and for the year ending December 31, 2004 and 2003, the Company charged operations approximately $124,000 and $96,000 respectively.

Item 13. Exhibits

(a) The following exhibits are incorporated as part of this 10KSB annual report:

3.1-1 Articles of Incorporation (the "Charter") of Bexil filed on 11/25/1996 as Exhibit A to Bexil's Registration Statement on Form N-2 (Registration No. 811-07833) ("Form N-2"), are hereby incorporated by reference.

3.1-2 Articles of Amendment to the Charter filed on 11/25/1996 as Exhibit A to Bexil's Post-Effective Amendment to Form N-2, are hereby incorporated by reference.

3.1-3 Articles of Amendment to the Charter filed on 03/29/2004 as Exhibit 4-a-3 to Bexil's S-8, are hereby incorporated by reference.

3.1-4    Articles of Amendment to the Charter are filed herewith.

3.2 By-Laws filed on 03/29/2004 as Exhibit 4-b to Bexil's S-8, are hereby incorporated by reference.

4.1-1    Specimen common stock certificate filed herewith.

4.1-2 Bexil's 2004 Incentive Compensation Plan effective as of March 24, 2004, included as Appendix A to Bexil's Proxy Statement for its 2004 Special Meeting of Stockholders, is hereby incorporated by reference.

4.1-3 Forms of Stock Option Agreements under Bexil's 2004 Incentive Compensation Plan filed on 3/29/2004 as Exhibit 4-c-2 to Bexil's S-8, are hereby incorporated by reference.

10.1-1 Stockholders Agreement among York Insurance Services Group, Inc., Thomas C. MacArthur, and Bexil filed as Exhibit C to Bexil's Form N-8F on 12/05/2003

10.1-2 By-Laws of York Insurance Services Group, Inc. filed as Exhibit D to Bexil's Form N-8F on 12/05/2003

16       Letter on change in certifying accountant. File the letter required by
         Item 304(a)(3). Filed herewith.

21 Subsidiaries of the small business issuer filed herewith. Filed herewith.

23.      Consents of Independent Registered Public Accounting Firm.

         Deloitte & Touche LLP. Filed herewith.

24-1 Power of attorney -- Durable Power of Attorney of Charles A. Carroll filed herewith.

24-2 Power of attorney -- Durable Power of Attorney of Edward G. Webb, Jr. filed herewith.

24-3 Power of attorney -- Durable Power of Attorney of Bassett S. Winmill filed herewith.

24-4 Power of attorney -- Durable Power of Attorney of Douglas Wu filed herewith.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.


Item 14. Principal Accountant Fees and Services.

On January 13, 2005, the Audit Committee (the "Committee") of the Board of Directors of the Company unanimously voted to recommend to the Board that the resignation of Tait, Weller & Baker ("Tait") as the Company's independent registered public accounting firm be accepted, effective upon the appointment by the Company of successor auditors. The Committee further recommended to the Board that the appointment of Deloitte & Touche LLP ("Deloitte") as the independent registered public accounting firm for the Company be approved, effective upon the successful completion of Deloitte's client acceptance procedures. Also on January 13, 2005, the Board of Directors of the Company approved such recommendations. Tait, Weller & Baker acted in this capacity in 2003 and previously. The information below includes amounts billed or expected to be billed for these services.

         Audit Fees

The aggregate fees billed or expected to be billed by the independent registered public accounting firm for professional services rendered for the audit of the annual financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 were $75,000 and $14,250 respectively.

         Audit-Related Fees

The aggregate fees billed or expected to be billed by the independent registered public accounting firm for Audit-Related services to the Company, for the fiscal years ended December 31, 2004 and December 31, 2003, were $6,000 and $2,250 respectively. These services consist primarily of review of quarterly filings and other services approved by the Audit Committee.

         Tax Fees

The aggregate fees billed or expected to be billed by the independent registered public accounting firm for tax services to the Company for the fiscal years ending December 31, 2004 and December 31, 2003 were $3,250 and $3,250, respectively. These services primarily relate to the analysis and review of tax provisions and preparation of tax returns.

         All Other Fees

The aggregate fees billed or expected to be billed by the independent registered public accounting firm for all other services to the Company for the fiscal years ending December 31, 2004 and December 31, 2003 were $0 and $1,200, respectively.

It is the Audit Committee's policy to approve in advance the types of audit, audit-related, tax, and any other services to be provided by the Company's independent registered public accounting firm.

The Audit Committee has approved all of the aforementioned independent registered public accounting firm's services and fees for 2004 and 2003 and, in doing so, has considered whether the provision of such services is compatible with maintaining independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BEXIL CORPORATION


June 15, 2005        By:   /s/ William G. Vohrer
                           -----------------------------------------------------
                           William G. Vohrer
                           Chief Financial Officer, Treasurer,
                           Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


June 15, 2005        By:   /s/ Thomas B. Winmill
                           -----------------------------------------------------
                           Bassett S. Winmill, Chairman of the Board, Director
                           Thomas B. Winmill on behalf of Bassett S. Winmill by
                           Power of Attorney signed 12/11/01


June 15, 2005        By:   /s/ Thomas B. Winmill
                           -----------------------------------------------------
                           Thomas B. Winmill, Esq., President
                           Chief Executive Officer, General Counsel, Director


June 15, 2005        By:   /s/ Thomas B. Winmill
                           -----------------------------------------------------
                           Edward G. Webb, Jr., Director
                           Thomas B. Winmill on behalf of Edward G. Webb, Jr. by
                           Power of Attorney signed 12/11/01


June 15, 2005        By:   /s/ Thomas B. Winmill
                           -----------------------------------------------------
                           Charles A. Carroll, Director
                           Thomas B. Winmill on behalf of Charles A. Carroll by
                           Power of Attorney signed 12/11/01


June 15, 2005        By:   /s/ Thomas B. Winmill
                           -----------------------------------------------------
                           Douglas Wu, Director,Thomas B. Winmill on behalf of
                           Douglas Wu by Power of Attorney signed 12/11/01

Exhibit  4.1-1    Specimen common stock certificate


NUMBER              BEXIL CORPORATION                                     SHARES
BC             Incorporated under the laws of the State of Maryland


COMMON STOCK                                                       COMMON STOCK
                                                               CUSIP 088577 10 1
                                             SEE REVERSE FOR CERTAIN DEFINITIONS



This certifies that

is the owner of

FULLY  PAID AND NON-ASSESSABLE SHARES OF THE COMMON STOCK, $.01 PAR VALUE, OF

                                Bexil Corporation

transferable only on the books of the Corporation in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate is not valid unless countersigned and registered by the Transfer Agent and Registrar. Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Dated:
                   BEXIL CORPORATION.
                     CORPORATE SEAL
/s/ Monica Pelaez            1996                   /s/ Thomas B. Winmill
Secretary                   MARYLAND                    President


COUNTERSIGNED AND REGISTERED:
          AMERICAN STOCK TRANSFER & TRUST COMPANY
                    (New York, NY)                                TRANSFER AGENT
                                                                   AND REGISTRAR

BY

                        Authorized Signature.

                                                BANKNOTE CORPORATION OF AMERICA

 Bexil Corporation

         The corporation will furnish without charge to each stockholder who so requests, a statement of the powers, designations, preferences and relative, participating, optional, or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM -- as tenants in common

TEN ENT -- as tenants by the entireties

JT TEN - as joint tenants with right of survivorship and not as tenants in common

UNIF GIFT MIN ACT-- ________ (Cust) Custodian ________ (Minor) under the Uniform Gifts to Minors Act__________(State)

     Additional abbreviations may also be used though not in the above list

 For value received,__________ hereby sell, assign and transfer unto __________

PLEASE INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER OF ASSIGNEE
--------------------
--------------------------------------------------------------------------------
(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING POSTAL ZIP CODE, OF ASSIGNEE)
_____________________ Shares of the Stock represented by the within Certificate, and do hereby irrevocably constitute and appoint _______ Attorney to transfer the said stock on the Books of the within-named Corporation with full power of substitution in the premises.

Dated

----------
----------------------------------
Signature

----------------------------------
THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY PARTICULAR WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATEVER.

Exhibit 16



 Tait, Weller & Baker
                                                Certified Public Accountants


                                                  May 13, 2005

Securities and Exchange Commission
Mail Stop 11-3
450 5th Street, N.W.
Washington, D.C. 20549

Dear Sirs/Madams:

     We have read Item 4.01 of Bexil Corporation's Form 8-KA dated May 10, 2005, and have the following comments:

1. We agree with the first sentence of the first paragraph as to our resignation. We also agree with the statements made in the second sentence of the second paragraph, the third and fourth paragraphs, and the first sentence of the sixth paragraph.

2. We have no basis on which to agree or disagree with the statements made in the first (except as to our resignation), second (except as to our resignation), and fifth paragraphs and the second sentence of the sixth paragraph.


Sincerely,

/s/ Tait, Weller & Baker

Exhibit 21 A list of all subsidiaries, the state or other jurisdiction of incorporation or organization of each, and the names under which such subsidiaries do business


York Insurance Services Group, Inc., State of Delaware

Exhibit 23. Consents of Independent Registered Public Accounting Firm


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      We consent to the incorporation by reference in the Registration Statement listed below of our report dated June xx, 2005 relating to the financial statements of Bexil Corporation (the "Company"), appearing in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004.

     Form    Filed on         Description
     ----    ------------------------------------------------------------------
     S-8     03/29/2004       Bexil Corporation 2004 Incentive Compensation Plan

DELOITTE & TOUCHE LLP
New York, NY
June xx, 2005

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Bexil Corporation
New York, New York


We consent to the incorporation by reference in the registration statement of Bexil Corporation 2004 Incentive Compensation Plan, filed on March 29, 2004, on Form S-8 relating to the statements of operations and of changes in net assets for the year ended December 31, 2003 for Bexil Corporation (the "Company"), appearing in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004.




                                                            TAIT, WELLER & BAKER

Philadelphia, Pennsylvania
June 15, 2005

24-1     Power of attorney -- Durable Power of Attorney of Charles A. Carroll

                            DURABLE POWER OF ATTORNEY

         THIS is intended to constitute a DURABLE POWER OF ATTORNEY pursuant to
Article 5, Title 15 of the New York General Obligations Law:

         I, Charles A. Carroll, do hereby appoint each of Thomas B. Winmill and Monica Pelaez, my attorneys-in-fact TO ACT SEPARATELY IN MY NAME, PLACE AND STEAD in any way which I myself could do, if I were personally present, with respect to the following matters:

         1. execute for and on behalf of the undersigned, in the undersigned's capacity as an individual, officer and/or director of Winmill & Co. Incorporated and any future company or other entity ("Companies"), Forms 3, 4, 5, Form 144, registration statements, proxy statements, forms and schedules, and all other documents in accordance with all rules under the Securities Exchange Act of 1934, Securities Act of 1933, Investment Company Act of 1940, Investment Advisers Act of 1940 and all other applicable law (the "Documents");

         2. do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete and execute any of such Documents and file same with the United States Securities and Exchange Commission and any stock exchange, clearing firm, registrar or a transfer agent, as appropriate, or similar authority, and

         3. take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Durable Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact's discretion.

         The undersigned hereby grants to each such attorney-in-fact full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as the undersigned might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or such attorney-in-fact's substitute or substitute's, shall lawfully do or cause to be done by virtue of this power of attorney and the rights and powers herein granted. The undersigned hereby acknowledges that the foregoing attorneys-in-fact, in serving in such capacity at the request of the undersigned, are not assuming, nor are the Companies assuming, any of the undersigned's responsibilities to comply with the rules of the Securities Exchange Act of 1934, the Securities Act of 1933, Investment Company Act of 1940 or any other applicable law.

         This Durable Power of Attorney shall not be affected by my subsequent disability or incompetence.

To induce any third party to act hereunder, I hereby agree that any third party receiving a duly executed copy or facsimile of this instrument may act hereunder, and that revocation or termination hereof shall be ineffective as to such third party unless and until actual notice or knowledge of such revocation or termination shall have been received by such third party, and I for myself and my heirs, executors, legal representatives and assigns, hereby agree to indemnify and hold harmless any such third party from and against any and all claims that may arise against such third party by reason of such third party having relied on the provisions of this instrument.

   This Durable Power of Attorney may be revoked by me at any time.

   IN WITNESS WHEREOF, I have hereunto signed my name this December 11, 2001.





                ___________________/s/__________________________
                               Charles A. Carroll




STATE OF NEW YORK          )
                           ) ss
COUNTY OF NEW YORK         )

         On December 11, 2001 before me personally came Charles A. Carroll, the individual described in, and who executed the foregoing instrument, and he acknowledged to me that he executed the same.

Sworn to before me this 11th day of December, 2001.


__________/s/____________________
Notary Public

24-2     Power of attorney -- Durable Power of Attorney of Edward G. Webb, Jr.

                            DURABLE POWER OF ATTORNEY

         THIS is intended to constitute a DURABLE POWER OF ATTORNEY pursuant to
Article 5, Title 15 of the New York General Obligations Law:

     I, Edward G. Webb, Jr., do hereby appoint each of Thomas B. Winmill and Monica Pelaez, my attorneys-in-fact TO ACT SEPARATELY IN MY NAME, PLACE AND STEAD in any way which I myself could do, if I were personally present, with respect to the following matters:

         1. execute for and on behalf of the undersigned, in the undersigned's capacity as an individual, officer and/or director of Winmill & Co. Incorporated and any future company or other entity ("Companies"), Forms 3, 4, 5, Form 144, registration statements, proxy statements, forms and schedules, and all other documents in accordance with all rules under the Securities Exchange Act of 1934, Securities Act of 1933, Investment Company Act of 1940, Investment Advisers Act of 1940 and all other applicable law (the "Documents");

         2. do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete and execute any of such Documents and file same with the United States Securities and Exchange Commission and any stock exchange, clearing firm, registrar or a transfer agent, as appropriate, or similar authority, and

         3. take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Durable Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact's discretion.

         The undersigned hereby grants to each such attorney-in-fact full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as the undersigned might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or such attorney-in-fact's substitute or substitute's, shall lawfully do or cause to be done by virtue of this power of attorney and the rights and powers herein granted. The undersigned hereby acknowledges that the foregoing attorneys-in-fact, in serving in such capacity at the request of the undersigned, are not assuming, nor are the Companies assuming, any of the undersigned's responsibilities to comply with the rules of the Securities Exchange Act of 1934, the Securities Act of 1933, Investment Company Act of 1940 or any other applicable law.

         This Durable Power of Attorney shall not be affected by my subsequent disability or incompetence.

To induce any third party to act hereunder, I hereby agree that any third party receiving a duly executed copy or facsimile of this instrument may act hereunder, and that revocation or termination hereof shall be ineffective as to such third party unless and until actual notice or knowledge of such revocation or termination shall have been received by such third party, and I for myself and my heirs, executors, legal representatives and assigns, hereby agree to indemnify and hold harmless any such third party from and against any and all claims that may arise against such third party by reason of such third party having relied on the provisions of this instrument.

    This Durable Power of Attorney may be revoked by me at any time.

    IN WITNESS WHEREOF, I have hereunto signed my name this December 11, 2001.





                                      /s/
                               Edward G. Webb, Jr.




STATE OF NEW YORK          )
                           ) ss
COUNTY OF NEW YORK         )

         On December 11, 2001 before me personally came Edward G Webb, Jr., the individual described in, and who executed the foregoing instrument, and he acknowledged to me that he executed the same.

Sworn to before me this 11th day of December, 2001.


     /s/
Notary Public

24-3     Power of attorney -- Durable Power of Attorney of Bassett S. Winmill

                            DURABLE POWER OF ATTORNEY

         THIS is intended to constitute a DURABLE POWER OF ATTORNEY pursuant to
Article 5, Title 15 of the New York General Obligations Law:

         I, Bassett S. Winmill, do hereby appoint each of Thomas B. Winmill and Monica Pelaez, my attorneys-in-fact TO ACT SEPARATELY IN MY NAME, PLACE AND STEAD in any way which I myself could do, if I were personally present, with respect to the following matters:

         1. execute for and on behalf of the undersigned, in the undersigned's capacity as an individual, officer and/or director of Winmill & Co. Incorporated, Bexil Corporation, Tuxis Corporation, Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., Dollar Reserves, Inc., Midas Management Corporation, CEF Advisers, Inc. and any future company or other entity ("Companies"), Forms 3, 4, 5, Form 144, registration statements, proxy statements, forms and schedules, and all other documents in accordance with all rules under the Securities Exchange Act of 1934, Securities Act of 1933, Investment Company Act of 1940, Investment Advisers Act of 1940 and all other applicable law
                  (the "Documents");

         2. do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete and execute any of such Documents and file same with the United States Securities and Exchange Commission and any stock exchange, clearing firm, registrar or a transfer agent, as appropriate, or similar authority, and

         3. take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Durable Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact's discretion.

         The undersigned hereby grants to each such attorney-in-fact full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as the undersigned might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or such attorney-in-fact's substitute or substitute's, shall lawfully do or cause to be done by virtue of this power of attorney and the rights and powers herein granted. The undersigned hereby acknowledges that the foregoing attorneys-in-fact, in serving in such capacity at the request of the undersigned, are not assuming, nor are the Companies assuming, any of the undersigned's responsibilities to comply with the rules of the Securities Exchange Act of 1934, the Securities Act of 1933, Investment Company Act of 1940 or any other applicable law.

         This Durable Power of Attorney shall not be affected by my subsequent disability or incompetence.

To induce any third party to act hereunder, I hereby agree that any third party receiving a duly executed copy or facsimile of this instrument may act hereunder, and that revocation or termination hereof shall be ineffective as to such third party unless and until actual notice or knowledge of such revocation or termination shall have been received by such third party, and I for myself and my heirs, executors, legal representatives and assigns, hereby agree to indemnify and hold harmless any such third party from and against any and all claims that may arise against such third party by reason of such third party having relied on the provisions of this instrument.

         This Durable Power of Attorney may be revoked by me at any time.

         IN WITNESS WHEREOF, I have hereunto signed my name this December 11, 2001.





                     ________________/s/___________________
                               Bassett S. Winmill



STATE OF NEW YORK          )
                           ) ss
COUNTY OF NEW YORK         )

         On December 11, 2001 before me personally came Bassett S. Winmill, the individual described in, and who executed the foregoing instrument, and he acknowledged to me that he executed the same.

Sworn to before me this 11th day of December, 2001.


____________/s/_______________
         Notary Public

4-4  Power of attorney -- Durable Power of Attorney of Douglas Wu filed herewith

                            DURABLE POWER OF ATTORNEY

         THIS is intended to constitute a DURABLE POWER OF ATTORNEY pursuant to
Article 5, Title 15 of the New York General Obligations Law:

         I, Douglas Wu, do hereby appoint each of Thomas B. Winmill and Monica Pelaez, my attorneys-in-fact TO ACT SEPARATELY IN MY NAME, PLACE AND STEAD in any way which I myself could do, if I were personally present, with respect to the following matters:

         1. execute for and on behalf of the undersigned, in the undersigned's capacity as an individual, officer and/or director of Bexil Corporation, Global Income Fund, Inc., CEF Advisers, Inc. and any future company or other entity ("Companies"), Forms 3, 4, 5, Form 144, registration statements, proxy statements, forms and schedules, and all other documents in accordance with all rules under the Securities Exchange Act of 1934, Securities Act of 1933, Investment Company Act of 1940, Investment Advisers Act of 1940 and all other applicable law (the "Documents");

         2. do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete and execute any of such Documents and file same with the United States Securities and Exchange Commission and any stock exchange, clearing firm, registrar or a transfer agent, as appropriate, or similar authority, and

         3. take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Durable Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact's discretion.

         The undersigned hereby grants to each such attorney-in-fact full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as the undersigned might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or such attorney-in-fact's substitute or substitute's, shall lawfully do or cause to be done by virtue of this power of attorney and the rights and powers herein granted. The undersigned hereby acknowledges that the foregoing attorneys-in-fact, in serving in such capacity at the request of the undersigned, are not assuming, nor are the Companies assuming, any of the undersigned's responsibilities to comply with the rules of the Securities Exchange Act of 1934, the Securities Act of 1933, Investment Company Act of 1940 or any other applicable law.

         This Durable Power of Attorney shall not be affected by my subsequent disability or incompetence.

To induce any third party to act hereunder, I hereby agree that any third party receiving a duly executed copy or facsimile of this instrument may act hereunder, and that revocation or termination hereof shall be ineffective as to such third party unless and until actual notice or knowledge of such revocation or termination shall have been received by such third party, and I for myself and my heirs, executors, legal representatives and assigns, hereby agree to indemnify and hold harmless any such third party from and against any and all claims that may arise against such third party by reason of such third party having relied on the provisions of this instrument.

    This Durable Power of Attorney may be revoked by me at any time.

    IN WITNESS WHEREOF, I have hereunto signed my name this December 12, 2001.





                __________________/s/___________________________
                                   Douglas Wu




STATE OF NEW YORK          )
                           ) ss
COUNTY OF NEW YORK         )

         On December 12, 2001 before me personally came Douglas Wu, the individual described in, and who executed the foregoing instrument, and he acknowledged to me that he executed the same.

Sworn to before me this 12th day of December, 2001.


____________/s/__________________
         Notary Public

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Thomas B. Winmill, certify that:

1. I have reviewed this Form 10-KSB of Bexil Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   May 19, 2005
/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William G. Vohrer, certify that:

1. I have reviewed this Form 10-KSB of Bexil Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May 19, 2005
/s/ William G. Vohrer
William G. Vohrer
Chief Financial Officer, Treasurer, Chief Accounting Officer

Exhibit 32.1

Certification of Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Bexil Corporation (the "Company") certifies that the Annual Report on Form 10-KSB of the Company of the fiscal year ended December 31, 2004 fully complies with the requirements of
Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 19, 2005
/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer and President

Exhibit 32.2

Certification of Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Bexil Corporation (the "Company") certifies that the Annual Report on Form 10-KSB of the Company of the fiscal year ended December 31, 2004 fully complies with the requirements of
Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 19, 2005
/s/ William G. Vohrer
William G. Vohrer
Chief Financial Officer, Treasurer, Chief Accounting Officer