Form 10-K/A
period 2004-12-31
BEXIL CORP
filed 2005-06-20
CIK 1023714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
(Mark One)
X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to________

                                                 ommission File Number 001-12233

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

The number of shares outstanding of the issuer's classes of common equity, as of May 20, 2005: Common Stock, par value $.01 per share - 879,591 shares

This amended Annual Report on Form 10-KSB is being filed to correct certain errors which resulted from the inadvertent filing of the report before all final edits were completed. These errors caused the Company to conclude that the financial statements contained in the Company's Annual Report on Form 10-KSB filed with the SEC on June 15, 2005 could not be relied upon. The circumstances surrounding the inadvertent filing and a description of the edits which had not been completed are described in the Company's Current Report on Form 8-K dated June 16, 2005, and filed with the SEC on the same date.

Item                                                                        Page

Item 1.    Description of Business.............................................4

Item 2.    Description of Property.............................................7

Item 3.    Legal Proceedings...................................................7

Item 4.    Submission of Matters to a Vote of Security Holders.................8

Item 5.    Market for the Company's Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities............9

Item 6.    Management's Discussion and Analysis or Plan of Operation..........10

Item 7.    Financial Statements...............................................14

Item 8A.   Controls and Procedures............................................29

Item 9.    Directors and Executive Officers of the Registrant.................30

Item 10.   Executive Compensation.............................................32

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters.....................34

Item 12.   Certain Relationships and Related Transactions.....................37

Item 13.   Exhibits...........................................................37

Item 14.   Principal Accountant Fees and Services.............................38

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

On January 6, 2004 the Company announced that an order declaring that it has ceased to be an investment company was issued by the SEC. The order was effective immediately. As a result, we are currently a publicly-held company listed on the American Stock Exchange subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, and are no longer subject to regulation under the 1940 Act.

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

      Equity Compensation Plan Information

                                                                                             Number of
                                                                    Weighted-                Shares
                                            Number of               average exercise         remaining available
                                            shares to be issued     price of outstanding     for future issuance
                                            upon exercise of        options, warrants        under equity
                                            outstanding options     and rights               compensation plans
Equity Compensation Plans
    approved by security holders               143,000                 $21.47                    32,918
Equity Compensation Plans not
    approved by security holders                    -                      -                         -
                                               -------                 ------                    ------
Total                                          143,000                 $21.47                    32,918
                                               =======                 ======                    ======

         Purchases of Equity Securities By The Issuer

None

         Critical Accounting Estimates

Impairment of Goodwill

The company initially recorded $1,500,000 of goodwill relating to the investment of York. The company reviews goodwill for impairment annually. As part of this review the Company considers financial performance, legal factors, business climate, potential action by regulators, etc. The company believes there has been no impairment of goodwill as of December 31, 2004.


Fair Value Accounting

The Fair Value Accounting policy, applied to years 2003 and prior, when the Company was under the Investment Company Act of 1940. The primary assets for which no market quotations existed in 2003 were the company's investments in York and Safety Intelligence Systems. These assets comprise a majority of the Company's total assets. In management's opinion, the other assets and other liabilities historical costs were deemed to approximate fair value. As a general principle, the current "fair value" of an asset would be the amount the Company might reasonably expect to receive for it upon its current sale, in an orderly manner. There is a range of values that are reasonable for such assets at any particular time. Generally, cost at purchase, which reflects an arm's length transaction, is the primary factor used to determine fair value until significant developments affecting the holding (such as result of operations or changes in general market conditions) provide a basis for use of an appraisal valuation. Appraisal valuations are based upon such factors as book value, earnings, cash flow, the market prices for similar securities of comparable companies, an assessment of the company's current and future financial prospects, stockholder agreements, and various other factors and assumptions, such as discount rates, valuation multiples, and future growth projections. Additional factors which might be considered include: financial standing of the issuer; the business and financial plan of the issuer and comparison of actual results with the plan; size of position held and the liquidity of the market; contractual restrictions on disposition; pending public offering with respect to the financial instrument; pending reorganization activity affecting the financial instrument (such as merger proposals, tender offers, debt restructurings, and conversions); ability of the issuer to obtain needed financing; changes in the economic conditions affecting the issuer; a recent purchase or sale of a security of the issuer. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective and management's estimate of values may differ materially from amounts actually received upon the disposition of the holding. The Board of Directors reviewed valuation methodologies on a quarterly basis to determine their appropriateness and may also hire independent firms to review management's methodology of valuation or to conduct an independent valuation.


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

                                    *       *        *        *

Effective with a Securities and Exchange Commission order on January 6, 2004, the Company ceased to be an investment company under Section 8(f) of the Investment Company Act of 1940. As a registered investment company, the Company recorded its net assets at fair value (or market value). Upon de-registration, the Company reports its assets and liabilities on a historical cost basis. Although de-registration occurred on January 6, 2004, for convenience the Company affected the change as of January 1, 2004 because management deemed there to be no material change to fair value of its net assets in the three business day period of 2004. Consequently, the Company changed its method of accounting for its 50 percent interest in York from the fair value method to the equity method. In addition, the Company changed its basis of accounting for its other investment from the fair value to cost. Note, for all other assets and liabilities, fair value approximated cost at the time of de-registration. As such; no additional transition adjustments were required. This transition resulted in a change in accounting, as described in Note 2 of the financial statements, that impacts the comparability of the 2004 and 2003 financial statements.

2004 Compared to 2003

For the year ended December 31, 2004 compared to the year ended December 31, 2003, the Company's total revenues of $167,160 decreased $5,242,322 from $5,409,482 and equity earnings (net of taxes) of $2,812,088 were recognized in 2004 and not in 2003, due to an accounting change from fair value accounting to equity method accounting as discussed in the paragraph above. Interest and dividends decreased by $115,295 primarily due to lower interest rates and lower investable assets. Other income increased $105,108 due to $100,000 in consulting fees earned from York during 2004.

Total expenses of $1,026,757 increased $307,585 or 42.8%. General and administrative expenses increased $238,058 or 41.4% primarily due to higher employee costs. Professional fees of $182,796 were $73,391 higher than those in 2003 due to higher legal costs arising out of the adoption of the 2004 Long Term Incentive Plan and unanticipated higher auditing fees. Communication expense declined $3,728 or 11.3% from $34,212. The effective tax rate applicable to the deferred income tax expense is significantly lower under the equity method of accounting due to the benefit of the 80% dividend receive exclusion.

For the reasons described above, relating to the change in accounting method, net income for the year ended December 31, 2004 was $2,219,785 or $2.52 per share on a diluted basis as compared to net income of $2,483,069 or $2.84 per share on a diluted basis for the twelve months ended December 31, 2003.


         Liquidity and Capital Resources

The following table reflects the Company's consolidated working capital, total assets, long-term debt and shareholders' equity as of the dates indicated.

                                                       December 31,
                                               2004                  2003
                                               ----                  ----
       Working Capital                     $ 3,402,659          $  4,318,571
       Total Assets                        $15,114,564           $20,542,310
       Long-Term Debt                      $        -            $        -
       Shareholders' Equity                $14,870,744           $15,148,085

For the year ended 2004, working capital decreased $915,612 primarily due to cash used in operating activities. Total assets and shareholders' equity decreased $5,427,746 and $277,341, respectively, due to an accounting change. Refer to footnote number 2. The main components of cash flow activity for 2004 was $4,300,000 maturity of a US Treasury Bill which matured during the first quarter of 2004. Primarily offsetting this was cash used for operating activities. Overall, there was a net increase in cash and cash equivalents of $3,401,701 at December 31, 2004.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.

The 2003 financial statement information filed with the 2004 Forms 10QSB as of and for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 were retroactively restated from that filed during 2003 as a result of management's original application of APB No. 20. In connection with the preparation of its 2004 annual financial statements for inclusion in this Form 10KSB, management determined that such application of APB No. 20 was not appropriate under the circumstances. Instead, the accounting impact of the change in corporate form resulting from the de-registration should be treated as a change in accounting principle in accordance with APB No. 20. As such, applicable APB No. 20 guidance requires a cumulative effect adjustment as of the date of the accounting change (in this case the effective date of the change is January 1, 2004) instead of a retroactive restatement of prior periods presented as had previously been applied for the 2004 10QSB filings.
A comparison of the information included in the summary of operations for 2003 as filed in the 2004 10QSBs versus what would have been presented using the appropriate application of APB No. 20 as described above follows:

                                                                   First      Second       Third
                                                                 Quarter     Quarter     Quarter
As Filed:                                                         2003        2003        2003
                                                                 -------------------------------
          Net Income
           as reported in 2004
          as comparatives as a 1934
          Act Company                                               812         282        445

          Using Appropriate Application of APB -20:*
          Summary financial information
          as a 1940 Act Company
          o Net Increase in net assets resulting
              from operations                                       431         742         16

          * The information presented follows that of the 1940 Act. Note under the 1940 Act the First and Third quarters would not have been filed.

    For more information regarding the 10-QSB's above, refer to the actual filings on 5/17/2004, 8/13/2004 and 11/15/2004.

Item 7.           Financial Statements

Financial Statements required by Item 310(a) of Regulation S-B.

 FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm

Balance Sheet
   December 31, 2004

Statement of Income
   Year ended December 31, 2004

Statement of Operations
   Year ended December 31, 2003

Statement of Changes in Net Assets for the year ended December 31, 2003 and
   Statement of Changes in Shareholders Equity for the year ended December 31, 2004

 Statement of Cash Flows
   Year ended December 31, 2004

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Bexil Corporation
New York, NY

We have audited the accompanying balance sheet of Bexil Corporation as of December 31, 2004, and the related statements of income, shareholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2003 were audited by other auditors whose report, dated January 22, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the financial statements, in 2004 the Company completed the process of de-registering as a filer under the Investment Company Act of 1940 and now files in accordance with the Securities Exchange Act of 1934. As a result, the financial statements for the period subsequent to the de-registration are presented on a different basis of accounting than those for periods prior to the de-registration and, therefore, are not directly comparable.


/s/DELOITTE & TOUCHE LLP
June 14, 2005
Parssippany, NJ.

                                BEXIL CORPORATION
                      BALANCE SHEET AS OF DECEMBER 31, 2004

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                      $     3,601,311
  Receivables, prepaid assets and other                                   45,168
                                                                 ---------------
    Total Current Assets                                               3,646,479
                                                                 ---------------

Fifty percent interest in unconsolidated affiliate (Note 8)            9,423,487
Goodwill (Note 8)                                                      1,500,000
Other investments (Note 3)                                               326,605
Deferred taxes                                                           217,993
                                                                  --------------
                                                                      11,468,085

    Total Assets                                                  $   15,114,564
                                                                  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                        $      243,820
                                                                  --------------
    Total Current Liabilities                                            243,820

Commitments and Contingencies (Note 9)                                       -

    Total Liabilities                                                    243,820
                                                                  --------------

Shareholders' Equity (Notes 3 and 4)
 Common Stock, $0.01 par value
 10,000,000 shares authorized
    879,591 shares issued and outstanding                                  8,796
 Additional paid-in capital                                           12,642,163
 Retained earnings                                                     2,219,785
                                                                  --------------
Total Shareholders' Equity                                            14,870,744
                                                                  --------------
Total Liabilities and Shareholders' Equity                        $   15,114,564
                                                                  ==============

See accompanying notes to the financial statements.

                               BEXIL CORPORATION
               STATEMENT OF INCOME FOR YEAR ENDED DECEMBER 31, 2004

Revenues:
  Interest and dividends                                               $ 51,052
  Other (Note 7)                                                        116,108
                                                                       --------
                                                                        167,160

Expenses:
  General and administrative (Note 7)                                   813,613
  Communication costs                                                    30,348
  Professional fees                                                     182,796
                                                                        -------
                                                                      1,026,757

Loss before income taxes and equity in earnings of
   York Insurance Services Group, Inc.                                 (859,597)

Income tax benefit (Note 6)                                            (267,294)
Equity in earnings of York Insurance Services
   Group, Inc.                                                        2,812,088
                                                                      ---------

  Net income                                                        $ 2,219,785
                                                                    ===========

Per share net income:

  Basic                                                                  $ 2.52
  Diluted                                                                $ 2.52

Weighted average common shares outstanding:

  Basic                                                                 879,591
  Diluted                                                               879,591

 See accompanying notes to the financial statements.

                                BEXIL CORPORATION
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003(Predecessor Basis)


INCOME:
  Interest                                                             $166,349
  Other                                                                  11,000
                                                                     ----------

   Total income                                                         177,349

EXPENSES:
  Salaries                                                              430,100
  Professional                                                          109,405
  Directors                                                              35,440
  Printing                                                               26,358
  Transfer Agent                                                         11,625
  Registration                                                            7,867
  Custodian                                                                 380
  Other                                                                  97,997
                                                                     ----------

     Total operating expenses                                           719,172
                                                                     ----------

     Net operating loss before income taxes                            (541,823)
     Income tax benefit (note 7)                                        193,635
                                                                     ----------

     Net operating loss                                                (348,188)
                                                                     ----------

REALIZED AND UNREALIZED GAIN
   (LOSS) ON HOLDINGS:
   Net realized gain on holdings                                         30,093
   Unrealized appreciation on holdings
      during the period                                               5,202,040
   Deferred tax expense (note 7)                                     (2,400,876)
                                                                     ----------

   Net realized and unrealized gain on holdings                       2,831,257
                                                                     -----------

   Net increase in net assets resulting
     from operations                                                 $2,483,069
                                                                     ==========

See accompanying notes to the financial statements.

Statement of Changes in Net Assets for the year ended December 31, 2003 (Predecessor Basis) and Statement of Changes in Shareholders Equity for the year ended December 31, 2004

                                                                                                                        2003
                                                                                                                 (Predecessor Basis)
OPERATIONS FOR 2003

      Net loss                                                                                                       $    (348,188)

      Net Unrealized gain from security transactions                                                                        30,093

      Unrealized appreciation on Holdings during the period                                                              2,801,164
                                                                                                                     --------------
      Net Change in net assets resulting from operations
                                                                                                                         2,483,069

DISTRIBUTIONS TO SHAREHOLDERS FOR 2003

      Tax return of capital to shareholders ($0.60 per share)                                                             (522,612)

CAPITAL SHARE TRANSACTIONS FO R2003

      Increase in net assets resulting from reinvestment of distributions (14,530 shares)                                  201,417
                                                                                                                     --------------


      Total Change in Net Assets                                                                                         2,161,874

NET ASSETS

      Balance as of January 1, 2003                                                                                     12,986,211
                                                                                                                     --------------
      Balance as of December 31, 2003                                                                                $  15,148,085
                                                                                                                     ==============

----- -----------------------------------------------------------------------------------------------------------------------------

                                                                                                                       2004


Net Assets to Allocate to Shareholders Equity as of January 1, 2004                                                  $  15,148,085
                                                                                                                     --------------

ADDITIONAL PAID IN CAPITAL

      Allocated Balance as of January 1, 2004 (Predecessor Basis)                                                        9,437,231

      Transitional Adjustment from Asset Value Under Predecessor Basis                                                  (2,497,127)

      Adjustment for Predecessor Retained Earnings                                                                       5,702,059
                                                                                                                     --------------
      Balance as of December 31, 2004
                                                                                                                        12,642,163

COMMON STOCK

      Allocated Balance as of January 1, 2004 (879,591 shares, $0.01 par) (Predecessor Basis)                                8,796

                                                                                                                      -------------
      Par Value of Common Stock December 31, 2004 (879,591 shares, $.01 par)
                                                                                                                             8,796

RETAINED EARNINGS

      Allocated Balance as of January 1, 2004 (Predecessor Basis)                                                        5,702,059

      Reclassification for Predecessor Basis                                                                            (5,702,059)

      Net Income                                                                                                         2,219,785
                                                                                                                     --------------
      Balance as of December 31, 2004
                                                                                                                         2,219,785

                                                                                                                     --------------
TOTAL SHAREHOLDERS EQUITY AS OF DECEMBER 31, 2004                                                                    $  14,870,744
                                                                                                                     ==============

See accompanying notes to the financial statements.

                                BEXIL CORPORATION
          STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004

Cash Flows from Operating Activites
 Net income                                                        $ 2,219,785
                                                                   -----------
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Equity in earnings of subsidiary                                 (3,020,550)
   Increase (decrease) in deferred income taxes                        (95,006)
   Net realized gain on investments                                     (3,417)

 (Increase)decrease in:
    Receivables, prepaid assets and other                                4,282
  Decrease in:
    Accounts payable and accrued liabilities                            (1,779)
                                                                       -------
  Total adjustments                                                 (3,116,470)
                                                                   -----------
    Net cash used in operating activities                             (896,685)
                                                                   -----------


Cash Flows from Investing Activites:
   Maturity of investments                                           4,300,000
   Purchase of investments                                              (1,605)
                                                                   -----------
     Net cash provided by investing activities                       4,298,395
                                                                   -----------

Cash Flows from Financing Activities:
    Cash dividend distribution and reinvestment                            -

    Net cash used for financing activities                                 -

    Net increase (decrease) in cash and cash equivalents             3,401,710

Cash and Cash Equivalents
  At beginning of period                                               199,601
                                                                   ------------
  At end of period                                                 $ 3,601,311
                                                                   ============

See accompanying notes to the financial statements.

Supplemental disclosure: The Company paid no Federal income tax for the years ended December 31, 2004

As a result of the change in corporate form from a 1940 Act filer to a 1934 Act filer, there was a non-cash transitional adjustment. For more information refer to Note2.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bexil Corporation, a Maryland corporation ("we," "us" or the "Company), is a holding company. We have 10 employees. Our primary holding is a 50% interest in privately held York Insurance Services Group, Inc. ("York"). Our 50% interest in York is accounted for using the equity method during 2004. and, therefore, York's financial statements are not consolidated with our own. In 2003 and prior, the investment in York was accounted for on a fair value basis. For further information on this change in accounting, refer to Note 2.

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

On January 6, 2004 the Company announced that an order declaring that it has ceased to be an investment company was issued by the SEC. The order was effective immediately. We are currently a publicly-held company listed on the American Stock Exchange subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, and are no longer subject to regulation under the 1940 Act.

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

         Basis of Presentation

As more fully described in Note 2 to the financial statements, in 2004 the Company completed the process of de-registering as a filer under the Investment Company Act of 1940 and now files in accordance with the Securities Exchange Act of 1934. As a result, the financial statements for the period subsequent to the de-registration present assets and liabilities on a historical cost basis, whereas prior to de-registration, assets and liabilities were presented on a fair value basis under the 1940 Act.

This change in accounting prevents the financial statements for 2004 and 2003 from being directly comparable.

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

         Cash and Cash Equivalents

Investments in money market funds are considered to be cash equivalents. At December 31, 2004, the Company had invested approximately $3,092,700 in a money market fund. The company considers short-term investments and other marketable securities maturing in 90 days to be considered cash equivalents.

         Investment in Unconsolidated Affiliate

Our 50% interest in our unconsolidated affiliate, York, is accounted for using the equity method during 2004 and therefore York's financial statements are not consolidated with our own. In 2003 and prior, the investment in York was accounted for on a fair value basis. Refer to Note 2.

         Marketable Securities

The Company classified its investment in U.S. Treasury Notes as held-to-maturity securities since the Company had the positive intent and ability to hold to maturity, and accordingly these securities were recorded at amortized cost. In 2003 and prior, the notes were accounted under the fair value method under the Investment Company Act of 1940. The U.S. Treasury notes matured during the first quarter of 2004. The Company's other material investment in marketable securities is in common stock of a non-public entity with no readily available market price, and accordingly this security was carried at the lower of cost or estimated net realizable value. During the year ended December 31, 2003 this investment was accounted for at fair value.

         Goodwill

The company initially recorded $1,500,000 of goodwill relating to the investment of York. The company reviews goodwill for impairment annually. As part of this review the Company considers financial performance, legal factors, business climate, potential action by regulators, etc. The company believes there has been no impairment of goodwill as of December 31, 2004.

         Income Taxes

The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The company assesses the need for a valuation allowance on recorded deferred tax assets.

         Reporting Segment

The Company's operations are organized around insurance services and classified into one reporting segment - insurance services. The chief operating decision maker reviews and considers the consolidated reports of York as the key decision making information.

         Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities including outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                                       2004                  2003
                                                                       ----                  ----
Numerator for basic and diluted earnings per share:
  Net income                                                      $ 2,219,785           $ 2,483,069
                                                                  ===========           ===========

Denominator:
  Denominator for basic
   earning per share:
  Weighted-average shares                                             879,591               873,016
  Effect of dilutive securities:
   Employee stock options *                                                -                    -
                                                                   -----------          -----------

Denominator for diluted earnings per share:
  adjusted weighted-average shares
  and assumed conversion                                              879,591               873,016
                                                                   ===========          ===========

*Does not include 143,000 employee stock options issued in 2004 because they were anti-dilutive. No options were issued in 2003.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS
123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each option grant is estimated as of the date of grants using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004; average volatility of 48%; risk-free interest rate of 2.7%; expected life of 3 years; and, no dividends. The Company's pro forma information follows:

                                                               2004             2003
                                                               ----             ----
Net income as reported                                    $ 2,219,785       $ 2,483,069
Plus: Compensation expense
    recorded against income                                       -                  -
Deduct: Total stock-based employee
    expense determined under fair
    value method for all awards, net
    of related tax effects                                  (580,665)                -
                                                         ------------       -----------

Pro forma net income                                     $ 1,639,120        $ 2,483,069
                                                         ============       ===========

Earning per share
              Basic             As reported                   $ 2.52             $ 2.84
              Basic                Pro forma                  $ 1.86             $ 2.84

              Diluted           As reported                   $ 2.52             $ 2.84
              Diluted              Pro forma                  $ 1.86             $ 2.84

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

         Emerging Accounting Standards

On December 16, 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and restricted stock) granted to employees. This standard is effective for public companies in interim or annual periods beginning after December 15, 2005. We are currently in the process of assessing the impact that the adoption of this standard will have on our financial statements.

2.       CHANGE IN ACCOUNTING PRINCIPLE

Effective with a Securities and Exchange Commission order on January 6, 2004, that the Company ceased to be an investment company under Section 8(f) of the Investment Company Act of 1940. As a registered investment company, the Company recorded its net assets at fair value (or market value). Upon de-registration, the Company reports its assets and liabilities on a historical cost basis. Although de-registration occurred on January 6, 2004, for convenience the Company affected the change as of January 1, 2004 because management deemed there to be no material change in either the fair value or historical cost of its net assets in the three business day period from January 1 to January 6, 2004.

As a consequence of the de-registration, the Company changed its method of accounting for its 50 percent interest in York from the fair value method to the equity method. In addition, the Company changed its basis of accounting for its other investment from fair value to cost. Note, for all other assets and liabilities, fair value approximated cost at the time of de-registration. As such, no additional transition adjustments were required.

The cumulative transitional adjustment made to Additional paid in capital is as follows:


      Opening Retained Earnings January 1, 2004                     $ 5,702,060

       Effect for the change in accounting as follows:
     York Investment
     -Equity accounted at January 1, 2004                             6,402,936
     -Goodwill accounted at January 1, 2004                           1,500,000
     -Fair Valued at December 31, 2003                              (15,695,280)
                                                                     -----------
                           Net accounting change                     (7,792,344)
      Deferred tax charge related to fair value accounting            5,712,876
      Deferred tax charge related to equity method of York             (441,265)
      Other Investments                                                  23,606
                                                                     -----------
                           Total                                      $3,204,932
                                                                     ===========


3.       OTHER INVESTMENTS

       As of December 31, 2004, other investments consisted of the following:



                                                     Cost           Market Value
                                                     ----           ------------
      Common stock of non-public entity*            325,000                *
      Other                                           1,605             1,726
                                                 ----------
      Total                                      $  326,605
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

A summary of the status of the Company's stock option plans as of and for the year ended December 31, 2004 are presented below:

                                                                       Weighted
                                               Number                   Average
                                                 Of                    Exercise
Stock Options                                  Shares                    Price
-------------                                ----------               ----------

Outstanding at Decemeber 31, 2003                  -                    $   -
Granted                                        147,500                  $ 21.47
Expired                                         (4,500)                 $ 21.59
December 31, 2004                              143,000                  $ 21.47

There were 92,952 options exercisable at December 31, 2004 with a weighted-average exercise price of $20.63. The weighted average fair value of options granted using the Black-Scholes option-pricing model was $2.36 for the year ended December 31, 2004.

The following table summarized information about stock options outstanding at December 31, 2004:

                             Options Outstanding                                          Options Exercisable
                                             Weighted-Average
         Range of               Number          Remaining            Weighted-Average    Number of      Weighted-Average
      Exercise Prices        Outstanding       Contractual Life      Exercise Price    Stock Options     Exercise Price
       $16.30-$17.85           23,000              4.75                  $16.50            21,000            $16.37
       $21.59-$23.75          120,000              4.25                  $22.42            71,952            $21.87
                            ------------                                               -------------
                              143,000              4.33                  $21.47            92,952            $20.63
                            ============                                               =============

5.       401(K) PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended 2004 and 2003 was approximately $13,337 and $0 respectively.

6.       INCOME TAXES

    The provision (benefit) for income taxes for the year ended December 31, 2004 and 2003 is as follows:

                               2004                         2003
                               ----                         ----
Current
  Federal                   $      -                             -
  State and local              36,175                        30,615
                            ---------                   -----------
                               36,175                        30,615
Deferred                     (303,469)                    2,176,626
                            ---------                   -----------
                           $ (267,294)                  $ 2,207,241
                            =========                   ===========

Deferred taxes are comprised of the following as of December 31, 2004:

Net operating and capital loss carryforwards...........................$867,719
Equity in earnings of unconsolidated affiliate.........................(649,726)
                                                                      ----------
                                                                       $217,993

The net operating loss carryforwards as of December 31, 2004 was $2,090,200 of which $658,200 expires in 2022, $572,400 expires in 2023 and $859,600 expires in 2024.

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

8.       INTEREST IN UNCONSOLIDATED AFFILIATE

York's summarized condensed consolidated financial information is as follows as of and for the year ended December 31:


                                    York Insurance Services Group, Inc.
                             --------------------------------------------------
                                     2004                          2003
                             --------------------          --------------------

Revenues                        $ 71,409,418                  $ 52,759,165
Expenses                        $ 60,599,590                  $ 43,329,222
Net income                      $  6,041,101                  $  5,600,129

Working capital                 $ 14,141,537                  $  8,801,701
Total assets                    $ 35,454,522                  $ 20,880,621
Long term debt                  $  1,209,949                  $  2,046,509
Shareholder's equity            $ 18,846,973                  $ 12,805,872

York is a 50% owned unconsolidated affiliate accounted for by the equity method. The Company's cost of its 50% interest in York exceeds the underlying equity in net assets as follows during 2004.

  Fifty percent interest in unconsolidated affiliate           $10,923,487
  Equity in net assets of York                                   9,423,487
                                                             -------------
    Goodwill                                                  $  1,500,000

Although in accordance with Financial Accounting Standards No. 142 ("SFAS 142"), the equity method goodwill of $1,500,000 is not amortized. The goodwill balance is reviewed for impairment annually for changes in events or circumstances that would impair the valuation. The aggregate equity method interest in York of $9,423,487 at December 31, 2004 is reviewed for impairment at least annually in accordance with FAS 142.

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


Item 8B. Other Information.

n/a

                                    PART III


  Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant;

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

Name                         Position                                      Years of Service           Age
----                         --------                                      ----------------           ---
                                                                       Director        Officer
                                                                       --------        -------
Bassett S. Winmill           Chairman of the Board                         9               9           75

Thomas B. Winmill, Esq.      President, Chief Executive Officer,           9               9           45
                             General Counsel, Director

Edward G. Webb, Jr.          Director                                      1               -           66

Charles A. Carroll           Director                                      1               -           74

Douglas Wu                   Director                                      8

William G. Vohrer            Treasurer, Chief Financial Officer,           -               4           54
                             Chief Accounting Officer

Monica Pelaez, Esq.          Vice President, Chief Compliance Officer
                             Secretary, Associate General Counsel          -               5           33

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

THOMAS B. WINMILL, ESQ. - President, Chief Executive Officer, General Counsel and Director of the Company as well as Foxby Corp., Global Income Fund,Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., and Midas Dollar Reserves, Inc. and of WCI and certain of its affiliates. Mr. Winmill is General Counsel of Tuxis Corporation. Mr. Winmill is a member of the New York State Bar and the SEC Rules Committee of the Investment Company Institute. Mr. Winmill was born on June 25, 1959. He is the son of Bassett S. Winmill.

EDWARD G. WEBB, JR. - Equity Portfolio Manager for Advanced Asset Management Advisers, Inc. since October 2002. Mr. Webb was President of Webb Associates, Ltd. from 1996 to 2004. Prior to that, he served as a Senior Vice President and Director of WCI. Mr. Webb was born on March 31, 1939.

CHARLES A. CARROLL - From 1989 to the present, Mr. Carroll has been affiliated with Kalin Associates, Inc., a member firmof the New York Stock Exchange. Mr. Carroll was born on December 18, 1930.

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

                                                Annual Compensation                          Long-term compensation
                                          ---------------------------------  ------------------------------------------------------
                                                                                      Awards                Payouts
                                                                                   -------------         -------------
                                                                 Other                    Securities       Long-term
                                                                 Annual      Restricted   underlying       incentive      All other
                                                                Compens-      stock       options/           plan          Compensa-
Name and Principal Position      Year     Salary ($)   Bonus    sation ($)    awards($)     SARs (#)        payouts ($)      tion
---------------------------------------------------------------------------  -------------------------------------------------------
Thomas B Winmill                 2004     300,000      35,000       0              0        60,000           0            5,850 (1)
  President and Chief            2003     250,000      30,000       0              0           0             0                 0
  Executive Officer              2002     150,000     200,000       0              0           0             0                 0

(1) Represents a matching contribution to a 401(k) plan.

      Option Grants Table

The following table sets forth, for the year ended December 31, 2004, information regarding the options granted for each of the executive officers named in the Summary Compensation Table.

                                                   Percentage Of Total
                          Number of Securities    Options/SARs Granted        Average
                           Underlying Options      To Employees In          Exercise Of      Expiration
Name                            Granted                Fiscal Year           Base Price         Date
-----------------------  ---------------------    ---------------------     ------------    ------------
Thomas B. Winmill               60,000                   43.20%                $ 21.54          (a)

(a) 50,000 options expire 9/25/2009 and 10,000 options expire 11/10/2009

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

                             Shares                       Number of Securities         Value of Unexercisable in-the-
                            acquired        Value         underlying/unexercised          money options/SARs at
                           on excercise    realized      options/SARs at FY-end(#)        FY-end($)Exercisable/
Name                           (#)           ($)       Excerciseable/Unexercisable            Unexercisable
-----------------------    ------------------------------------------------------------------------------------------
Thomas B. Winmill               -            0.00%           41,476 / 18,524                        0

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

                                     Equity Compensation Plan Information
                                     ------------------------------------

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

(1) Title of     (2) Name and address of beneficial   (3) Amount and nature of beneficial ownership    (4) Percent of
class            owner                                                                                 class
------------------------------------------------------------------------------------------------------------------------
Common Stock     Bassett S. Winmill                   53,648  shares.* Bassett S. Winmill has            5.80%
                 11 Hanover Square                    indirect beneficial ownership of 222,644 of
                 New York, New York 10005             these shares, as a result of his status as a
                                                      controlling person of Winmill & Co.
                                                      Incorporated and Investor Service Center, Inc.,
                                                      the direct beneficial owner.  Mr. Winmill
                                                      disclaims beneficial ownership of the shares
                                                      held by Investor Service Center, Inc.  Bassett
                                                      S. Winmill is Thomas B. Winmill's father.
------------------------------------------------------------------------------------------------------------------------



Common Stock     Winmill & Co. Incorporated           222,644 shares. Winmill & Co. Incorporated has     25.31%
                 11 Hanover Square                    indirect beneficial ownership of these shares,
                 New York, New York 10005             as a result of its status as a controlling
                                                      person of Investor Service Center, Inc., the
                                                      direct beneficial owner
------------------------------------------------------------------------------------------------------------------------
Common Stock     Investor Service Center, Inc.        222,644 shares                                     25.31%
                 11 Hanover Square
                 New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
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

         Security Ownership of Management

(1) Title of     (2) Name and address of beneficial   (3) Amount and nature of beneficial ownership    (4) Percent of
class            owner                                                                                 class
------------------------------------------------------------------------------------------------------------------------
Common Stock     Bassett S. Winmill                   276,292  shares.(1) Bassett S. Winmill has       29.85%
                 11 Hanover Square                    indirect beneficial ownership of 222,644 of
                 New York, New York 10005             these shares, as a result of his status as a
                                                      controlling person of Winmill & Co.
                                                      Incorporated and Investor Service Center, Inc.,
                                                      the direct beneficial owner.  Mr. Winmill
                                                      disclaims beneficial ownership of the shares
                                                      held by Investor Service Center, Inc.  Bassett
                                                      S. Winmill is Thomas B. Winmill's father.
------------------------------------------------------------------------------------------------------------------------
Common Stock     Thomas B. Winmill                    91,412  shares.(2) Thomas B. Winmill has          9.87%
                 11 Hanover Square                    indirect beneficial ownership of 26,712 of
                 New York, New York 10005             these shares held by his spouse and sons.  Mr.
                                                      Winmill disclaims ownership of the shares held
                                                      by his spouse and sons. Bassett S. Winmill is
                                                      Thomas B. Winmill's father.
------------------------------------------------------------------------------------------------------------------------


Common Stock     Charles A. Carroll                    3,200  shares.(3)                                0.23%
                 11 Hanover Square
                 New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock     Edward G. Webb, Jr.                   1,500  shares.(4)                                0.17%
                 11 Hanover Square
                 New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock     Douglas Wu                            2,000  shares.(5)                                0.23%
                 11 Hanover Square
                 New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock     William G. Vohrer                     4,000  shares.(6)                                0.45%
                 11 Hanover Square
                 New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock     Monica Pelaez                         4,000  shares.(7)                                0.45%
                 11 Hanover Square
                 New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock     Directors and executive officers as   382,404  shares.(8)                              38.95%
                 a group

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

10.1-1 Stockholders Agreement among York Insurance Services Group, Inc., Thomas C. MacArthur, and Bexil filed as Exhibit C to Bexil's Form N-8F on 12/05/2003, is hereby incorporated by reference.

10.1-2 By-Laws of York Insurance Services Group, Inc. filed as Exhibit D to Bexil's Form N-8F on 12/05/2003, are hereby incorporated by reference.

16        Letter on change in certifying accountant. File the letter required by
          Item 304(a)(3). Filed herewith.


21        Subsidiaries of the small business issuer filed herewith.


23. Consents of Independent Registered Public Accounting Firm.

         Deloitte & Touche LLP. Filed herewith.
         Tait, Weller & Baker Filed herewith.

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

         Audit Fees

The aggregate fees billed or expected to be billed by the independent registered public accounting firm for professional services rendered for the audit of the annual financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 were $75,000 and $14,250 respectively. $75,000 expense has been accrued for the audit of 2004, payable to Deloitte & Touche. The audit fee expense for 2003 was attributable to Tait, Weller & Baker Certified Public Accountants.

         Audit-Related Fees

The aggregate fees billed or expected to be billed by the independent registered public accounting firm for Audit-Related services to the Company, for the fiscal years ended December 31, 2004 and December 31, 2003, were $6,000 and $2,250 respectively. These services consist primarily of review of quarterly filings and other services approved by the Audit Committee. These fees were paid to Tait , Weller & Baker Certified Public Accounts.

         Tax Fees

The aggregate fees billed or expected to be billed by the independent registered public accounting firm for tax services to the Company for the fiscal years ending December 31, 2004 and December 31, 2003 were $3,250 and $3,250, respectively. These services primarily relate to the analysis and review of tax provisions and preparation of tax returns. These fees are payable to the company's tax consultants, Tait, Weller & Baker Certified Public Accountants.

         All Other Fees

The aggregate fees billed or expected to be billed by the independent registered public accounting firm for all other services to the Company for the fiscal years ending December 31, 2004 and December 31, 2003 were $0 and $1,200, respectively. The fees for 2003 were paid to Tait Weller and Baker Certified Public Accountants.


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

                                BEXIL CORPORATION


June 20, 2005       By:   /s/ William G. Vohrer
                         -------------------------------------------------------
                         William G. Vohrer
                         Chief Financial Officer, Treasurer,
                         Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


June 20, 2005       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Bassett S. Winmill, Chairman of the Board, Director
                          Thomas B. Winmill on behalf of Bassett S. Winmill by
                          Power of Attorney signed 12/11/01


June 20, 2005       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Thomas B. Winmill, Esq., President
                          Chief Executive Officer, General Counsel, Director


June 20, 2005       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Edward G. Webb, Jr., Director
                          Thomas B. Winmill on behalf of Edward G. Webb, Jr. by
                          Power of Attorney signed 12/11/01


June 20, 2005       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Charles A. Carroll, Director
                          Thomas B. Winmill on behalf of Charles A. Carroll by
                          Power of Attorney signed 12/11/01


June 20, 2005       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Douglas Wu, Director,
                          Thomas B. Winmill on behalf of Douglas Wu by Power of
                          Attorney signed 12/11/01