Form 10QSB
period 2005-03-31
BEXIL CORP
filed 2005-07-11
CIK 1023714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   x             Quarterly Report Pursuant to Section 13 or 15(d) of the
------
                           Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 2005

or

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
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes          No   X
                                       -----       -----

     The registrant had outstanding 879,571 shares of common stock, par value $.01 per share, as of June 30, 2005.

INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet
 -(Unaudited) March 31, 2005                                                   3

Condensed Statements of Income
 -(Unaudited) Three Months Ended March 31, 2005
    and March 31, 2004 (as restated)                                           4

Condensed Statements of Cash Flows
 -(Unaudited) Three Months Ended March 31,2005
    and March 31, 2004                                                         5

Notes to Condensed Financial Statements (Unaudited)                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                   12

Item 3.  Controls and Procedures                                              16

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         During The Period Covered by This Report
                                                                              17
Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             18

CERTIFICATION SIGNATURES                                                      19

Current assets:
  Cash and cash equivalents                                         $  3,353,293
  Receivables, prepaid assets and other                                   70,918
                                                                    ------------
    Total current assets                                               3,424,211
                                                                    ------------

Fifty percent interest in unconsolidated affiliate (Note 8)           10,017,906
Goodwill                                                               1,500,000
Other investments (Note 3)                                               326,605
Deferred taxes                                                           215,251
                                                                    ------------
                                                                      12,059,762

  Total assets                                                      $ 15,483,973
                                                                    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                $ 142,740
                                                                       ---------
    Total current liabilities                                            142,740
                                                                       ---------

Commitments and contingencies (Note 9)                                        -

Shareholders' equity: (Note 4)
 Common Stock, $0.01 par value
 10,000,000 shares authorized
    879,591 shares issued and outstanding                                  8,796
 Additional paid-in capital                                           12,642,163
 Retained earnings                                                     2,690,274
                                                                    ------------
Total shareholders' equity                                            15,341,233
                                                                    ------------
Total liabilities and shareholders' equity                          $ 15,483,973
                                                                    ============

See accompanying notes to the condensed financial statements.

                                BEXIL CORPORATION
                         CONDENSED STATEMENTS OF INCOME

Three Months
                                                           Ended March 31,
                                                          -----------------
                                                         2005           2004
                                                         ----           ----
                                                     (Unaudited)     (Unaudited)
Revenues:
  Consulting fees                                      $ 37,500        $ 25,000
  Other                                                  25,721          40,441
                                                       --------        --------
                                                         63,221          65,441
                                                       --------        --------

Expenses:
  General and Administrative                            155,508         203,493
  Communications                                          3,403           4,785
  Professional fees                                      16,500          18,798
                                                        -------         -------
                                                        175,411         227,076
                                                        -------         -------
Loss before income taxes and equity in earnings of
   York Insurance Services Group, Inc.                 (112,190)       (161,635)
Income tax expense (benefit) (Note 6)                    11,743         (17,244)
Equity in earnings of York Insurance Services
  Group, Inc.                                           594,420         519,511
                                                        -------         -------

  Net income                                           $470,487        $375,120
                                                       ========        ========

Per share net income:

  Basic                                                  $ 0.53          $ 0.43
  Diluted                                                $ 0.53          $ 0.43

Average shares outstanding:

  Basic                                                 879,591         879,571
  Diluted                                               879,591         880,928


See accompanying notes to the condensed financial statements.

                                BEXIL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                          March 31,
                                                                  --------------------------
                                                                  2005                   2004
                                                                  ----                   ----
                                                               (Unaudited)           (Unaudited)
Cash flows from operating activites:
Net income                                                    $  470,487            $   375,120
Adjustments to reconcile net income to net cash used
in operating activities:
Equity of earnings of York                                      (594,420)              (519,511)
Decrease (increase) in deferred income taxes                       2,743                (26,244)
Net realized gain on investment                                       -                 (13,410)
Increase in prepaid expenses and other assets                    (25,750)               (16,198)
Decrease in accounts payable and accrued expenses               (101,078)              (177,453)
                                                             -----------            -----------
Net cash used in operating activities                           (248,018)              (377,696)
                                                             -----------            -----------

Cash flows from investing activites:
Maturity of investments                                               -              2,300,000
Purchase of investments                                               -                   (560)
                                                             -----------            ----------
Net cash provided by investing activities                             -              2,299,440
                                                             -----------            ----------


Net (decrease) increase in cash and cash equivalents            (248,018)            1,921,744

Cash and cash equivalents:
  Beginning of period                                          3,601,311               199,601
                                                             -----------           -----------
  End of period                                              $ 3,353,293           $ 2,121,345
                                                             ===========           ===========

Supplemental disclosure:
The Company paid no Federal income taxes for the three months ended March 31, 2005 and 2004.






See accompanying notes to the condensed financial statements.

                               BEXIL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)



1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business and Organization

Bexil Corporation ("we", "us", or the "Company"), a Maryland corporation, is a holding company. We have 10 employees. The Company's primary holding is a 50% interest in privately held York Insurance Services Group, Inc. ("York"). Our 50% interest in York is accounted for using the equity method, therefore York's financial results are not consolidated with our own.

The Company was incorporated in August 1996 under the laws of the State of Maryland as Bull & Bear U.S. Government Securities Fund, Inc., a non-diversified closed-end management investment company registered under the Investment Company Act of 1940 (the "1940 Act"). In October 1996, the Company's predecessor, a series of shares of Bull & Bear Funds II, Inc., an open-end management investment company, transferred its net assets to the Company in exchange for shares of the Company. The Company changed its name to Bexil Corporation in August 1999. In 2002, the Company filed an application with the Securities and Exchange Commission (the "SEC") to terminate its registration as an investment company registered under the 1940 Act.

On January 6, 2004, the Company's application with the SEC to terminate its registration as an investment company was granted. As a result, the Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is no longer subject to regulation under the 1940 Act. The Company's shares are listed on the American Stock Exchange.

York Insurance Services Group, Inc. - Business

York is one of the leading privately owned insurance services business process sourcing ("BPO") companies in the United States. Since the 1930's, York through predecessor companies, has served as both an independent adjustment company and third party administrator ("TPA") providing claims data and risk related services to insurance companies, self insureds, and intermediaries throughout the United States. More recently York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

Basis of Presentation

The Company's 50% interest in York is accounted using the equity method and therefore York's financial results are not consolidated with our own. As fully described in Note 2 to the condensed financial statements, effective January 1, 2004, and as a consequence of the de-registration, the Company changed its method of accounting for its 50% interest in York from the fair value method to the equity method. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At March 31, 2005, the Company held approximately $3,104,000 in a money market fund.

Investment in Unconsolidated Affiliate

Our 50% interest in our unconsolidated affiliate, York, is accounted for using the equity method. Therefore York's financial results are not consolidated with our own. See Note 2 to the condensed financial statements for a description of the transitional adjustment that occurred during the first quarter of 2004.

Marketable Securities

The Company has a material investment in the common stock of a non-public entity with no readily available market price, and accordingly this security is carried at the lower of cost or estimated net realizable value.

Goodwill

The Company initially recorded $1,500,000 of goodwill relating to its investment in York. The Company reviews goodwill for impairment annually. As part of this review the Company considers financial performance, legal factors, business climate, and potential action by regulators. The Company believes there has been no impairment of goodwill as of March 31, 2005.

Income Taxes

The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Reporting Segment

The Company's operations are organized around insurance services and classified into one group - insurance services. The chief operating decision maker reviews and considers the consolidated reports of York as the key decision making information.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially dilutive securities including outstanding exercisable options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months
                                                                   Ended March 31,
                                                             -------------------------
                                                               2005             2004
                                                               ----             ----
Numerator for basic and diluted earnings per share:
  Net income                                                 $470,487        $ 375,120
                                                             ========        =========

Denominator:
  Denominator for basic
   earning per share:
  Weighted-average shares                                     879,591          879,571
  Effect of dilutive securities:
   Employee stock options                                          -             1,357
                                                              -------          -------

Denominator for diluted earnings per share:
  adjusted weighted-average shares
  and assumed conversion                                      879,591          880,928
                                                              =======          =======

Management's Use of Estimates


The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are primarily used in the determination of equity method goodwill, investment impairment and expenses allocation. Actual results may differ from those estimates.

Emerging Accounting Standards

On December 16, 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment". This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and restricted stock) granted to employees. This standard is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. We are currently in the process of assessing the impact that the adoption of this standard will have on our financial statements.


2.CHANGE IN ACCOUNTING PRINCIPLE

Effective with a Securities and Exchange Commission order on January 6, 2004, the Company ceased to be an investment company pursuant to Section 8(f) of the 1940 Act. As a registered investment company, the Company recorded its net assets at fair value (or market value). Effective upon de-registration, the Company commenced reporting its assets and liabilities on a historical cost basis. Although de-registration occurred on January 6, 2004, for convenience the Company effected the change as of January 1, 2004 because management deemed there to be no material change in either the fair value or historical cost of its net assets in the three business day period from January 1 to January 6, 2004.

As a consequence of the de-registration, the Company changed its method of accounting for its 50 percent interest in York from the fair value method to the equity method. In addition, the Company changed its basis of accounting for its other investment from fair value to cost. For all other assets and liabilities, fair value approximated cost at the time of de-registration and no additional transition adjustment was required.


3.OTHER INVESTMENTS

As of March 31, 2005, other investments consisted of the following:

                                                    Cost            Market Value
                                                   ------           ------------
Common stock of non-public entity*               $325,000                  *
Other                                               1,605              $1,590
                                                 --------
         Total                                   $326,605
                                                 ========

* No readily determinable market value. A valuation committee meets on a quarterly basis to determine if there is any asset impairment, by reviewing the most readily available information about the entity and private stock transactions, if any. Based upon this analysis, management has determined that there was no impairment at March 31, 2005.


4.STOCK OPTIONS

On March 25, 2004, the Company's shareholders' approved the adoption a Long-Term Incentive Plan, which provides for the granting of a maximum of 175,918 options to purchase common stock to directors, officers and key employees of the Company or its affiliates. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Pro forma compensation cost for the Company's plan is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS
123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                       Three Months
                                                      Ended March 31,
                                           ------------------------------------
                                                2005                 2004
                                                ----                 ----
Net income                  As reported       $470,487             $ 375,120
                              Pro forma       $437,736             $(339,743)

Earnings per share

              Basic         As reported         $ 0.53               $ 0.43
                              Pro forma         $ 0.49              $ (0.39)

              Diluted       As reported         $ 0.53               $ 0.43
                              Pro forma         $ 0.49              $ (0.39)

The fair value of each option grant is estimated as of the date of grants using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004; average volatility of 48%; risk-free interest rate of 2.7% and expected life of 3 years; and, no dividends. A summary of the status of the Company's stock option plan as of March 31, 2005 are presented below:

                                                                       Weighted
                                                Number                  Average
                                                  Of                    Exercise
Stock Options                                   Shares                   Price
-------------                                 ---------                ---------

Outstanding at Decemeber 31, 2004               143,000                   $21.47
Granted                                              -                        -
Expired                                              -                        -
                                              ---------               ---------
Outstanding at March 31, 2005                   143,000                   $21.47
                                              ---------

There were 102,214 options exercisable at March 31, 2005 with a weighted-average exercise price of $20.91. The weighted average fair value of options granted using the Black-Scholes option-pricing model was $1.99 for the three months ended March 31, 2005.

The following table summarizes information about stock options outstanding at March 31, 2005:

                          Options Outstanding                                                Options Excercisable
--------------------------------------------------------------------------------    --------------------------------------
                                          Weighted-Average
     Range of            Number             Remaining           Weighted-Average        Number of       Weighted-Average
 Exercise Prices       Outstanding      Contractual Life         Exercise Price          Options         Exercise Price
 ---------------       -----------      ----------------         --------------          -------         --------------
  $16.30-$17.85            23,000           4.5 years                $16.50               21,000             $16.37
  $21.59-$23.75           120,000           4.0 years                $22.42               81,214             $22.08
                       ----------                                                       --------
                          143,000           4.1 years                $21.47              102,214             $20.91
                       ==========                                                       ========

5.401(k) PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total plan expense for the three months ended March 31, 2005 and 2004 was approximately $5,500 and $8,000, respectively.

6.INCOME TAXES

The income tax expense / (benefit) for the three months ended March 31, 2005 and 2004 is as follows:

                                                Three Months Ended March 31,
                                             ================================
                                                 2005                2004
                                                 ----                ----
Current                                          $ -                 $ -
  State and local                               9,000               9,000
                                                -----               -----

Deferred
  Net operating loss                          (46,000)            (73,000)
  Equity in earnings of York                   48,743              46,756
                                             --------           ---------

                                             $ 11,743           $ (17,244)
                                             ========           =========

Deferred taxes are comprised of the following as of March 31, 2005:

   Net operating and capital loss carryforwards                $ (913,719)
   Equity in earnings of York                                     698,468
                                                               ----------
                                                               $ (215,251)

As of March 31, 2005, the Company had net operating loss carryforwards of approximately $2,000,000 that expire between 2022 and 2024.

The provision for income taxes differs from the federal statutory income tax rate as a result of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.


7. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (collectively, the "Affiliates"). The Company shares office space and various administrative and other support functions with the Affiliates and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for these costs. At March 31, 2005 the Company had a payable to Affiliates for these costs of $24,000. For the three months ended March 31, 2005 and 2004 the Company charged operations approximately $24,000 and $24,000, respectively. The Company has a consulting agreement with York and earned fees of $37,500 and $25,000 for the three months ended March 31, 2005 and 2004, respectively.


8.INVESTMENT IN UNCONSOLIDATED AFFILIATE

York's summarized condensed financial information is as follows:

                                   York Insurance Services Group, Inc.
                           -----------------------------------------------------
                             Three Months Ended            Three Months Ended
                               March 31, 2005                March 31, 2004
                           ------------------------    -------------------------

Sales                           $ 16,839,102                  $ 14,617,026
Expenses                        $ 14,706,958                  $ 12,803,075
Net income                      $  1,188,840                  $  1,039,022

Working capital                 $ 15,230,081                  $  9,715,543
Total assets                    $ 32,400,946                  $ 23,893,948
Total liabilities               $ 12,365,134                  $ 10,049,054
Shareholder's equity            $ 20,035,812                  $ 13,844,894

York is a 50% owned unconsolidated affiliate accounted for by the equity method. At March 31, 2005, the Company's cost of its 50% interest in York exceeds the underlying equity in net assets as follows:

  Fifty percent interest in York                               $11,517,906
  Equity in net assets of York                                  10,017,906
                                                               -----------
    Goodwill                                                   $ 1,500,000
                                                               ===========

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the equity method goodwill of $1,500,000 is not amortized. The goodwill balance is reviewed for impairment annually for changes in events or circumstances that would impair the valuation. The aggregate equity method interest in York of $10,017,906 at March 31, 2005 is reviewed for impairment at least annually in accordance with SFAS 142.


9.CONTINGENCIES

From time to time, Bexil is threatened or named as defendant in litigation arising in the normal course of business. As of March 31, 2005, Bexil was not involved in any litigation that, in the opinion of management, would have a material adverse impact on its financial statements.


10.PRESENTATION OF RESTATED STATEMENT OF INCOME

The statement of income for the three months ended March 31, 2004 has been restated to correct the presentation of equity in earnings of York Insurance Services Group, Inc. The restatement presents the equity in earnings of York after the income tax expense (benefit) on the statement of income. As originally reported the equity in earnings of York was presented as a component of revenues. The correction was deemed necessary in order to conform to the income statement presentation of equity in earnings of an equity method investee in SEC Regulation S-X, Rule 5-03(b)(13). For the three months ended March 31, 2004, the equity in earnings of York was $519,511. The correction had no effect on net income or earnings per share.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis gives effect to the restatement as discussed in Note 10 to the accompanying condensed financial statements.

Bexil Corporation, a Maryland corporation ("we," "us" or the "Company"), is a holding company. We have 10 employees.

The Company was incorporated under the laws of the State of Maryland as Bull & Bear U.S. Government Securities Fund, Inc., a non-diversified closed-end management investment company registered under 1940 Act. From 1986 through September 1996, the predecessor operated as a diversified series of shares of Bull & Bear Funds II, Inc., an open-end management investment company organized in 1974. In October 1996, the Company's predecessor transferred its net assets to the Company in exchange for shares of the Company. The Company changed its name to Bexil Corporation on August 26, 1999. Prior to January 6, 2004, the Company (including its predecessors) was regulated under the 1940 Act. In 2002, the Company filed an application with the SEC to terminate its registration as an investment company registered under the 1940 Act.

On January 6, 2004 the Company's application with the SEC to terminate its registration as an investment company was granted. As a result, the Company is subject to the reporting and other requirements of the Exchange Act and is no longer subject to regulation under the 1940 Act. Bexil is a publicly-held company listed on the American Stock Exchange.

Bexil's primary holding is comprised of its 50% interest in privately held York Insurance Services Group, Inc. ("York"). York is one of the leading privately owned insurance services business process outsourcing ("BPO") companies in the

United States. Since the 1930's, York, through predecessor companies, has served as both an independent adjustment company and third party administrator ("TPA") providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. More recently York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

Our 50% interest in York is accounted for using the equity method and, therefore, York's financial results are not consolidated with our own.

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

York obtains business from numerous sources, including insurers, insurance brokers, managing general agents ("MGA's"), captives, government agencies, public entities, private self-insured companies, consultants, and trade associations. Many of York's sources of revenue often involve multi-party relationships. For example, an important source of business for York is industry-specific programs. These programs often involve a large group of policyholders, a trade association, a managing general agent, in conjunction with an insurance carrier, each of whom exercise influence over how the program is managed and who is selected to manage the claims. Despite these multi-party relationships, York frequently contracts with the insurer. One such insurer represented approximately 24% and 19% of York's revenue for the three months ended March 31, 2005 and 2004, respectively, most of which was derived from TPA services provided on industry-specific program business which also involved relationships with MGA's and trade associations which are an integral part of the buying decision. York services less than 5% of their total claims business. York has also generated revenues with multiple affiliates of this insurer, representing in the aggregate an additional amount of less than 10% of York's 2005-2004 revenues.

York manages claims for residual market property and auto plans in over 20 states. The selection of York as TPA on these programs is influenced by each individual state plan, the servicing carrier which manages each plan, the state departments of insurance which oversee each plan, and the representatives of insurance companies who serve on the Boards of each plan. York sometimes contracts directly with the residual market plan, and sometimes with the servicing carrier, including some of the affiliated insurers referred to above. In every instance York is approved as claims TPA by the residual market plan in each state and acts as agents of the plan. In the aggregate, residual market plans represented approximately 36% and 30% of York's revenue for the three months ended March 31, 2005 and 2004, respectively. Each of these state residual market plans is a separate customer relationship and as such, the customer concentration disclosure above does not reflect any business derived from residual market plans.

         Liquidity and Capital Resources

At March 31, 2005, the Company had positive working capital of $3,281,471, total assets of $15,483,973, no long-term debt, and shareholders' equity of $15,341,233. Total assets and shareholders' equity increased due to an increase in equity in the earnings of York. The main components of cash flow activity for 2005 was cash used in operating activities. Overall, there was a net decrease in cash and cash equivalents of $248,018 at March 31, 2005.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.

         Forward Looking Information

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

For the three months ended March 31, 2005 compared to three months ended March 31, 2004, total revenue of $63,221 decreased $2,220 or 3.4% from $65,441, due to a decrease in other revenue of $14,720 which was partially offset by an increase in consulting fees of $12,500. Equity in earnings of York of $594,420 increased $74,909 or 14.4% due to York's increased earnings. York's revenue increased 15.2% over the same period of last year.

Total expenses of $175,411 decreased $51,665 or 22.8% compared to the same period in 2004. General and administrative expense decreased $47,985 or 23.6% primarily due to lower employment costs. The remaining expenses of communications expense and professional fees decreased $3,680.

Net income for the three months ended March 31, 2005 was $470,487 or $0.53 per share on a diluted basis as compared to net income of $375,120 or $0.43 per share on a diluted basis for the three months ended March 31, 2004.


Item 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005, because of certain control deficiencies outlined below.

On June 15, 2005, the Company inadvertently filed the 2004 Report before all pending edits and reviews were completed. Because the edits and review procedures had not been completed, the Company's Chief Financial Officer determined that the Company's financial statements for the fiscal years ended December 31, 2004 and 2003 as filed should not be relied upon. On June 20, 2005, an amended 2004 Report was filed to correct certain errors which resulted from the inadvertent filing of the 2004 Report on June 15, 2005. The circumstances surrounding the inadvertent filing and a description of the edits which had not been completed are described in the Company's Current Report on Form 8-K dated June 16, 2005, and filed with the SEC on the same date. Moreover, this report on Form 10-QSB for the quarter ended March 31, 2005 due on May 16, 2005 was not filed until July 11, 2005, such delay being attributable to the time necessary to make an accounting presentation of the Company's conversion from an investment company to an operating company.

In connection with the preparation of the 2004 Annual Report on Form 10KSB/A, management determined that deficiencies within its disclosure controls and procedures including internal control over financial reporting existed that related to the following (1) the Company's internal controls over SEC filings were not adequate and required further strengthening, (2) the controls over the application of APB 18 regarding the classification of income from equity affiliates as disclosed in Note 10 in this Form 10QSB did not operate effectively, and (3) the controls over the application of APB No. 20 as disclosed in Note 2 to the 2004 annual report on Form 10KSB/A did not operate effectively.

With respect to the Company's interest in an unconsolidated affiliate, York Insurance Services Group, Inc., inasmuch as the Company does not control or manage this entity, the Company's disclosure controls and procedures with respect to such entity are necessarily more limited than those it maintains with respect to its operations that it controls and manages.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company's fiscal quarter ended March 31, 2005 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II. Other Information

Items 4. Submission of Matters to a Vote of Security Holders During the Period
         Covered by This Report

None

Item 5.  Other Information

     The Company's principal financial officer and principal accounting officer resigned from that position effective July 11, 2005. The Company appointed a new principal financial officer and principal accounting officer, Thomas O'Malley, effective July 11, 2005. Mr. O'Malley also is Chief Financial Officer, Chief Accounting Officer, and Vice President of Tuxis Corporation and Winmill & Co. Incorporated and its affiliates ("Winco"), and the investment companies managed by Winco. Previously, Mr. O'Malley served as Assistant Controller of Reich & Tang Asset Management, LLC, Reich & Tang Services, Inc., and Reich & Tang Distributors, Inc. He is a certified public accountant. There is no employment agreement between the Company and Mr. O'Malley.

Item 6. Exhibits and Reports on Form 8-K

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

                                           BEXIL CORPORATION

Dated: July 11, 2005                   By :   /s/Thomas O'Malley
                                              ------------------
                                              Thomas O'Malley
                                              Chief Financial Officer, Chief
                                              Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


July 11, 2005      By:   /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Bassett S. Winmill, Chairman of the Board, Director
                         Thomas B. Winmill on behalf of Bassett S. Winmill by
                         Power of Attorney signed 12/11/01

July 11, 2005      By:   /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Thomas B. Winmill, Esq., President
                         Chief Executive Office, General Counsel, Director

July 11, 2005      By:   /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Charles A. Carroll, Director
                         Thomas B. Winmill on behalf of Charles A. Carroll  by
                         Power of Attorney signed 12/11/01

July 11, 2005      By:   /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Edward G, Webb, Jr., Director
                         Thomas B. Winmill on behalf of Edward G, Webb, Jr.  by
                         Power of Attorney signed 12/11/01

July 11, 2005      By:   /s/Thomas B. Winmill
                         -------------------------------------------------------
                         Douglas Wu, Director
                         Thomas B. Winmill on behalf of Douglas Wu by
                         Power of Attorney signed 12/11/01

Certification - Exchange Act Rules 13a-14 and 15d-14

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e))and internal control over financial reporting (as defined in Exchange ActRules 13a-15(f) and 15d-15(f) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrants internal control over financial reporting that ocurred during the registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuers' internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalen tfunctions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: July 11,2005

                                                  /s/ Thomas B. Winmill
                                                  -----------------------
                                                  Chief Executive Officer

Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas O'Malley, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuers' internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: July 11, 2005
                                                  /s/ Thomas O'Malley
                                                  -----------------------
                                                  Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO 906
                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ending March 31,2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
---------------------
Thomas B. Winmill
Chief Executive Officer
July 11, 2005

                         CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO 906
                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
July 11, 2005