Form 10QSB
period 2005-06-30
BEXIL CORP
filed 2005-08-15
CIK 1023714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   x             Quarterly Report Pursuant to Section 13 or 15(d) of the
------
                           Securities Exchange Act of 1934

                       For the quarterly period ended August June 30, 2005

or

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
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ------    ------


     The registrant had outstanding 879,591 shares of common stock, par value $.01 per share, as of July 31, 2005.

INDEX

                                                                           Page
PART I. FINANCIAL INFORMATION                                             Number
-----------------------------                                             ------

Item 1.  Financial Statements

Condensed Balance Sheet (Unaudited)   - June 30, 2005                          3

Condensed Statements of Income (Unaudited)
   -Three Months Ended June 30, 2005 and June 30, 2004 (as restated)
   -Six Months Ended June 30, 2005 and June 30, 2004 (as restated)             4

Condensed Statements of Cash Flows (Unaudited)
  -Six Months Ended June 30,2005 and June 30, 2004                             5

Notes to Condensed Financial Statements (Unaudited)                            6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operation                            12

Item 3.  Controls and Procedures                                              16

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
                 During The Period Covered by This Report                     17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             18

CERTIFICATION SIGNATURES                                                      19

                                BEXIL CORPORATION
                             CONDENSED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


ASSETS
Current assets:
  Cash and cash equivalents                                          $ 5,733,270
  Receivables, prepaid assets and other                                   80,620
                                                                     -----------
    Total current assets                                               5,813,890
                                                                     -----------

Fifty percent interest in unconsolidated affiliate (Note 8)            9,603,949
Other investments (Note 3)                                               326,605
Deferred income taxes (Note 6)                                           281,888
                                                                     -----------
                                                                      10,212,442

  Total assets                                                      $ 16,026,332
                                                                    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                $ 335,087
                                                                       ---------
    Total current liabilities                                            335,087
                                                                         -------

Commitments and contingencies (Note 9)                                      -

Shareholders' equity: (Note 4)
 Common Stock, $0.01 par value
 10,000,000 shares authorized
    879,591 shares issued and outstanding                                  8,796
 Additional paid-in capital                                           12,642,163
 Retained earnings                                                     3,040,286
                                                                      ----------
Total shareholders' equity                                            15,691,245
                                                                      ----------
Total liabilities and shareholders' equity                          $ 16,026,332
                                                                    ============





See accompanying notes to the condensed financial statements.

                                BEXIL CORPORATION
                         CONDENSED STATEMENTS OF INCOME


                                                                      Three Months Ended              Six Months Ended
                                                                            June 30,                      June 30,
                                                                                (As restated,                  (As restated,
                                                                                 see Note 10)                   see Note 10)
                                                                      2005           2004           2005            2004
                                                                      ----           ----           ----            ----
                                                                  (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
Revenues:
  Consulting fees                                                   $ 37,500       $ 24,999       $ 75,000       $ 49,998
  Other                                                               21,402         11,764         47,123         52,206
                                                                    --------       --------        -------         ------
                                                                      58,902         36,763        122,123        102,204


Expenses:
  General and Administrative                                         177,266        179,252        332,773        382,743
  Communications                                                       4,877         12,192          8,281         16,977
  Professional fees                                                  156,238         64,167        172,738         82,965
                                                                    --------        -------       --------         ------
                                                                     338,381        255,611        513,792        482,685
                                                                    --------       --------       --------        -------
Loss before income taxes and equity in earnings of
   York Insurance Services Group, Inc.                              (279,479)      (218,848)      (391,669)      (380,481)

Income tax benefit (Note 6)                                          (43,362)       (47,929)       (31,620)       (65,173)

Equity in earnings of York Insurance Services Group, Inc.            586,043        456,348      1,180,462        975,853
                                                                    --------       --------     ----------        -------

  Net income                                                       $ 349,926      $ 285,429      $ 820,413      $ 660,545
                                                                   =========      =========      =========      =========

Per share net income:
  Basic                                                               $ 0.40         $ 0.32         $ 0.93         $ 0.75
  Diluted                                                             $ 0.40         $ 0.32         $ 0.93         $ 0.75

Average shares outstanding:
  Basic                                                              879,591        879,591        879,591        879,591
  Diluted                                                            879,591        879,591        879,591        880,249




See accompanying notes to the condensed financial statements.

                               BEXIL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                  June 30,
                                                                          2005             2004
                                                                          ----             ----
                                                                      (Unaudited)      (Unaudited)
Cash flows from operating activites:
Net income                                                            $  820,413       $  660,545
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of York Insurance Services Group, Inc.             (1,180,462)        (975,853)
Dividend received from York Insurance Services Group, Inc.             2,500,000              -
Increase in deferred income taxes                                        (63,895)         (83,173)
Net realized gain on maturity of investment                                   -           (10,100)
Increase in prepaid expenses and other assets                            (35,500)         (21,454)
Increase (decrease) in accounts payable and accrued expenses              91,403         (148,010)
                                                                         -------        ---------
Net cash provided by (used in) operating activities                    2,131,959         (578,045)
                                                                      ----------        ---------

Cash flows from investing activites:
Maturity of investments                                                      -          2,300,000
Purchase of investments                                                      -               (667)
                                                                      ----------        ----------
Net cash provided by investing activities                                    -          2,299,333
                                                                      ----------        ----------


Net increase in cash and cash equivalents                              2,131,959        1,721,288

Cash and cash equivalents:
  Beginning of period                                                  3,601,311          199,601
                                                                      ----------          -------
  End of period                                                      $ 5,733,270      $ 1,920,889
                                                                     ===========      ===========

Supplemental disclosure:
The Company paid no federal income taxes for the six months ended June 30, 2005 and 2004.



See accompanying notes to the condensed financial statements.

                               BEXIL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization

Bexil Corporation (the "Company"), a Maryland corporation, is a holding company. We have 11 employees. The Company's primary holding is a 50% interest in privately held York Insurance Services Group, Inc. ("York"). Our 50% interest in York is accounted for using the equity method, therefore York's financial results are not consolidated with our own.

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

York Insurance Services Group, Inc. - Business

York is a privately owned insurance services business process sourcing ("BPO") companies in the United States. Since the 1930's, York through predecessor companies, has served as both an independent adjustment company and third party administrator ("TPA") providing claims data and risk related services to insurance companies, self insureds, and intermediaries throughout the United States. More recently York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

Basis of Presentation

The Company's 50% interest in York is accounted using the equity method and therefore York's financial results are not consolidated with our own. As fully described in Note 2 to the condensed financial statements, effective January 1, 2004, the Company changed its method of accounting for its 50% interest in York from the fair value method to the equity method.

Cash and Cash Equivalents

Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At June 30, 2005, the Company held approximately $5,620,000 in a money market fund.

Investment in Unconsolidated Affiliate

Our 50% interest in our unconsolidated affiliate, York, is accounted for using the equity method. Therefore York's financial results are not consolidated with our own. See Note 2 to the condensed financial statements for a description of the transitional adjustment that occurred during the first quarter of 2004.

Investments

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

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                                2005          2004            2005          2004
                                                                ----          ----            ----          ----
Numerator for basic and diluted earnings per share:
Net income                                                   $ 349,926     $ 285,429       $ 820,413     $ 660,545
                                                             =========     =========       =========     =========

Denominator for basic earnings per share:
Weighted-average shares                                        879,591       879,571         879,591       879,571
Effect of dilutive securities:
Employee stock options                                            -             -               -              678
                                                             ---------     ---------        --------     ---------

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversion        879,591       879,571         879,591       880,249
                                                              ========      ========        ========      ========

For the three months ended June 30, 2005, and 2004, there were 143,000 and 124,500 employee stock options omitted from earnings per share because they were anti-dilutive. For the six months ended June 30, 2005 and 2004 there were 143,000 and 9,262 employee stock options omitted from earnings per share because they were anti-dilutive.

                                      -7-

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and restricted stock) granted to employees. The Company as a public entity that files as small business issuer will be required to apply SFAS 123R in the first interim or annual reporting period of the first year that begins after December 15, 2005. We are currently in the process of assessing the impact that the adoption of this standard will have on our financial statements.


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

The cumulative transitional adjustment made to additional paid-in capital is as follows:

Opening retained earnings January 1, 2004                                 $ 5,702,060
Effect for the change in accounting as follows:
    York investment
      Equity at January 1, 2004                                             6,402,936
      Goodwill at January 1, 2004                                           1,500,000
      Fair value at December 31, 2003                                     (15,695,280)
                                                                          -----------
        Net accounting change                                              (7,792,344)
    Deferred tax charge related to fair value accounting                    5,712,876
    Deferred tax charge related to equity method accounting for York         (441,265)
    Other investments                                                          23,605
                                                                          -----------
        Total cumulative transitional adjustment                          $ 3,204,932
                                                                          ===========

3. OTHER INVESTMENTS

As of June 30, 2005, other investments consisted of the following:

                                                                    Market
                                               Cost                 Value
                                          ---------------      ----------------
     Common stock of non-public entity        $ 325,000               *
     Other                                        1,605           $ 1,590
                                          ---------------      ----------------
     Total other investments                  $ 326,605
                                          ===============


* No readily determinable market value. A valuation committee meets on a quarterly basis to determine if there is any asset impairment, by reviewing the most readily available information about the entity and private stock transactions, if any. Based upon this analysis, management has determined that there was no impairment at June 30, 2005.


4. STOCK OPTIONS

On March 25, 2004, the Company's shareholders approved the adoption of a Long-Term Incentive Plan, which provides for the granting of a maximum of 175,918 options to purchase common stock to directors, officers and key employees of the Company or its affiliates. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Disclosure of pro forma compensation cost for the Company's plan is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS
123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table presents the Company's pro forma net income for the three and six month periods ended June 30, 2005 and 2004, respectively, assuming the Company had used the fair value method (SFAS 123) to recognize compensation expense with respect to options:

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                               2005           2004            2005           2004
                                                           ---------------------------    ---------------------------
Net income - as reported                                    $ 349,926      $ 285,429       $ 820,413      $ 660,545

Less total employee stock option expense determined
under fair value method, net of related tax effects           (20,749)       (35,877)        (53,500)      (457,647)

                                                           ---------------------------    ---------------------------
Pro forma net income                                        $ 329,177      $ 249,552       $ 766,913      $ 202,898
                                                           ===========================    ===========================

Earnings per share - Basic:
As reported                                                   $ 0.40         $ 0.32          $ 0.93         $ 0.75
Pro forma                                                     $ 0.37         $ 0.28          $ 0.87         $ 0.23

Earnings per share - Diluted:
As reported                                                   $ 0.40         $ 0.32          $ 0.93         $ 0.75
Pro forma                                                     $ 0.37         $ 0.28          $ 0.87         $ 0.23

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004; average volatility of 48%; risk-free interest rate of 2.7% and expected life of 3 years; and, no dividends.


5. 401(k) PLAN

The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by affiliate Winmill & Co. Incorporated (refer to Note 7 for Related Party disclosures). Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total plan expense for the three months ended June 30, 2005 and 2004 was $5,476 and $2,013, respectively. Total plan expense for the six months ended June 30, 2005 and 2004 was $10,952 and $10,000, respectively.


6. INCOME TAXES

The income tax expense/(benefit) for the six months ended June 30, 2005 and 2004 is as follows:

                                      Six Months Ended June 30,
                                        2005             2004
                                        ----             ----
Current
  Federal                               $ -              $ -
  State and local                      32,275           18,000
                                      -------           ------
Deferred
  Net operating loss                 (160,693)        (171,000)
  Equity in earnings of York           96,798           87,827
                                      -------         --------
                                    $ (31,620)       $ (65,173)
                                    ==========       ==========

Deferred taxes are comprised of the following as of June 30, 2005:

Net operating and capital loss carry forwards        $ 823,412
Equity in earnings of York                            (541,524)
                                                     ----------
                                                     $ 281,888
                                                     ==========

As of June 30, 2005, the Company had net operating loss carryforwards of approximately $2,000,000 that expire between 2022 and 2024.

The provision for income taxes differs from the federal statutory income tax rate as a result of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.


7. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (collectively, the "Affiliates"). The Company shares office space and various administrative and other support functions with the Affiliates and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for these costs. At June 30, 2005 the Company had a payable to Affiliates for these costs of $48,000. For the three months ended June 30, 2005 and 2004 the

Company reimbursed the Affiliates $24,000 and $24,000, respectively. For the six months ended June 30, 2005 and 2004 the Company reimbursed the Affiliates $48,000 and $48,000, respectively.

The Company has a consulting agreement with York and earned fees of $37,500 and $24,999 for the three months ended June 30, 2005 and 2004, respectively. Consulting fees of $75,000 and $49,998 were earned for the six months ended June 30, 2005 and 2004, respectively.

8.INVESTMENT IN UNCONSOLIDATED AFFILIATE

Summarized condensed financial information for York is as follows:

                                              Six Months Ended June 30,
York Insurance Services Group, Inc.           2005               2004
                                              ----               ----
Revenues                                  $ 34,139,589       $ 28,380,576
Expenses                                  $ 30,002,810       $ 25,309,800
Net income                                 $ 2,360,926        $ 1,951,706

Working capital                           $ 11,512,969       $ 10,409,373
Total assets                              $ 27,359,677       $ 24,780,031
Total liabilities                         $ 11,151,779       $ 10,022,447
Shareholder's equity                      $ 16,207,898       $ 14,757,584

York is a 50% owned unconsolidated affiliate accounted for by the equity method. At June 30, 2005, the Company's cost of its 50% interest in York exceeds the underlying equity in net assets as follows:

Equity in net assets of York                                 $ 8,103,949
Goodwill                                                       1,500,000
                                                             -----------
Fifty percent interest in York                               $ 9,603,949
                                                             ===========

The aggregate equity method interest in York of $9,603,949 at June 30, 2005 is reviewed by the Company for impairment in accordance with APB Opinion No.18, "The Equity Method of Accounting for Investments in Common Stock".

9.CONTINGENCIES

At June 30, 2005, there were no contingent obligations or events occurring in the normal course of business that would have a material adverse impact on the Company's financial statements.


10.PRESENTATION OF RESTATED STATEMENTS OF INCOME

The statements of income for the three months and six months ended June 30, 2004 have been restated to correct the presentation of equity in earnings of York. The restatement presents the equity in earnings of York after the income tax benefit on the statement of income. As originally reported the equity in earnings of York was presented as a component of revenues. The correction was deemed necessary in order to conform to the income statement presentation of equity in earnings of an equity method investee required by SEC Regulation S-X, Rule 5-03(b)(13). For the three months and six months ended June 30, 2004, the equity in earnings of York was $456,348 and $975,853, respectively. The correction had no effect on net income or earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis gives effect to the restatement as discussed in Note 10 to the accompanying condensed financial statements.

Bexil Corporation, a Maryland corporation (the "Company"), is a holding company. We have 11 employees.

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

On January 6, 2004 the Company's application with the SEC to terminate its registration as an investment company was granted. As a result, the Company is subject to the reporting and other requirements of the Exchange Act and is no longer subject to regulation under the 1940 Act. Bexil is a publicly held company listed on the American Stock Exchange.

Bexil's primary holding is comprised of its 50% interest in privately held York Insurance Services Group, Inc. ("York"). York is a privately owned insurance services business process outsourcing ("BPO") companies in the United States. Since the 1930's, York, through predecessor companies, has served as both an independent adjustment company and third party administrator ("TPA") providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. More recently York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

Our 50% interest in York is accounted for using the equity method and, therefore, York's financial results are not consolidated with our own.

York Industry Profile and Risks

The insurance services industry in which York competes is fragmented and includes captive and independent service providers. Captives are typically owned and operated by insurance carriers and brokers. Independent competitors include a few large, small group of mid-sized, and many small companies. York is one of the largest independent companies within the mid-sized group. York seeks to position itself as a nimble, nationwide provider of a broad array of insurance services. York's objective is to offer its customers the flexibility of the smaller providers combined with the infrastructure and service offerings of larger competitors.

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

The insurance industry is heavily regulated and has recently been the focus of intense scrutiny. Business practices of brokers, agents, insurance carriers and reinsurers have all been under review including many customers and parties that refer business to York. It is uncertain what impact these recent regulatory initiatives will have on the insurance industry and ultimately on York's business. To the extent that these regulatory initiatives lead to changes in the industry, both risks to its current business and opportunities for new business may be created.

York obtains business from numerous sources, including insurers, insurance brokers, managing general agents ("MGA's"), captives, government agencies, public entities, private self-insured companies, consultants, and trade associations. Many of York's sources of revenue often involve multi-party relationships. For example, an important source of business for York is industry-specific programs. These programs often involve a large group of policyholders, a trade association, a managing general agent, in conjunction with an insurance carrier, each of whom exercise influence over how the program is managed and who is selected to manage the claims. Despite these multi-party relationships, York frequently contracts with the insurer. One such insurer represented approximately 24% and 19% of York's revenue for the six months ended June 30, 2005 and 2004, respectively, most of which was derived from TPA services provided on industry-specific program business which also involved relationships with MGA's and trade associations which are an integral part of the buying decision. York services less than 5% of their total claims business. York has also generated revenues with multiple affiliates of this insurer, representing in the aggregate an additional amount of less than 10% of York's 2005-2004 revenues.

York manages claims for residual market property and auto plans in over 20 states. The selection of York as TPA on these programs is influenced by each individual state plan, the servicing carrier which manages each plan, the state departments of insurance which oversee each plan, and the representatives of insurance companies who serve on the Boards of each plan. York sometimes contracts directly with the residual market plan, and sometimes with the servicing carrier, including some of the affiliated insurers referred to above. In every instance York is approved as claims TPA by the residual market plan in each state and acts as agents of the plan. In the aggregate, residual market plans represented approximately 30% of York's revenue for each of the six month periods ended June 30, 2005 and 2004. Each of these state residual market plans is a separate customer relationship and as such, the customer concentration disclosure above does not reflect any business derived from residual market plans.

Liquidity and Capital Resources

At June 30, 2005, the Company had positive working capital of $5,478,803, total assets of $16,026,332, no long-term debt, and shareholders' equity of $15,691,245. Total assets and shareholders' equity increased due to an increase in equity in the earnings of York. There was an overall net increase in cash and cash equivalents of $2,131,959 at June 30, 2005. The increase was attributable to a $2,500,000 dividend received from York net of cash used in operating activities.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004, total revenue of $58,902 increased $22,139 or 60.2% from $36,763, due to an increase in consulting fees of $12,500 and an increase in other revenue of $9,638 which was due primarily an increase in dividends earned from money market fund balances. Equity in earnings of York of $586,043 increased $129,695 or 28.4% due to York's increased earnings. York's revenue in the same comparable period increased 25.7%.

Total expenses of $338,381 increased $82,770 or 32.4% compared to the same period in 2004. Professional fees increased $92,071 or 143.5% primarily due to an increase in audit fees. General and administrative expense and communications expense decreased $9,301.

Net income for the three months ended June 30, 2005 was $349,926 or $0.40 per share on a diluted basis as compared to net income of $285,429 or $0.32 per share on a diluted basis for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, total revenue of $122,123 increased $19,919 or 19.5% from $102,204, due to an increase in consulting fees of $25,002 partially offset by a decrease in other revenue of $5,083. Equity in earnings of York of $1,180,462 increased $204,609 or 21.0% due to York's increased earnings. York's revenue in the same comparable period increased 20.3%.

Total expenses of $513,792 increased $31,107 or 6.4% compared to the same period in 2004. Professional fees increased $89,773 or 108.2% primarily due to an increase in audit fees. General and administrative expenses decreased $49,970 or 13.1% due to lower compensation costs and directors fees of approximately $37,000 and $11,000, respectively. Communications expense decreased $8,696.

Net income for the six months ended June 30, 2005 was $820,413 or $0.93 per share on a diluted basis as compared to net income of $660,545 or $0.75 per share on a diluted basis for the six months ended June 30, 2004.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS 123R. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and restricted stock) granted to employees. The Company as a public entity that files as small business issuer will be required to apply SFAS 123R in the first interim or annual reporting period of the first year that begins after December 15, 2005. We are currently in the process of assessing the impact that the adoption of this standard will have on our financial statements.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2005, because of certain control deficiencies outlined below.

On June 15, 2005, the Company inadvertently filed the 2004 Annual Report on Form 10-KSB before all pending edits and reviews were completed. Because the edits and review procedures had not been completed, the Company's Chief Financial Officer determined that the Company's financial statements for the fiscal years ended December 31, 2004 and 2003 as filed should not be relied upon. On June 20, 2005, an amended 2004 Report was filed to correct certain errors which resulted from the inadvertent filing of the 2004 Report on June 15, 2005. The circumstances surrounding the inadvertent filing and a description of the edits which had not been completed are described in the Company's Current Report on Form 8-K dated June 15, 2005, and filed with the SEC on the same date. Moreover, the Form 10-QSB for the quarter ended March 31, 2005 due on May 16, 2005 was not filed until July 11, 2005, such delay being attributable to the time necessary to make an accounting presentation of the Company's conversion from an investment company to an operating company.

In connection with the preparation of the 2004 Annual Report on Form 10KSB/A, management determined that deficiencies within its disclosure controls and procedures including internal control over financial reporting existed that related to the following (1) the Company's internal controls over SEC filings were not adequate and required further strengthening, and (2) the controls over the application of APB No. 20 as disclosed in Note 2 to the 2004 annual report on Form 10KSB/A did not operate effectively. In addition, the controls over the application of APB 18 regarding the classification of income from equity affiliates as disclosed in Note 10 in this Form 10QSB did not operate effectively.


Changes in Internal Control Over Financial Reporting

The Company has adopted the following administrative procedural control to help preclude repetition of the error that occurred on June 15, 2005, with respect to the inadvertent SEC filing. As such, no SEC filings by the Company shall be transmitted until the staff person EDGARizing the document has obtained the signed and dated authorization from either the Chief Executive Officer or the Chief Financial Officer of the Company, or their delegatee.

There has been no change during the Company's fiscal quarter ended June 30, 2005, other than noted in the previous paragraph, in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended June 30, 2005.

1. Current Report on Form 8-K dated April 13, 2005 containing the disclosure of the change in the Company's certifying accountant and the press release announcing the change in the Company's certifying accountant, late filing of the Company's annual report for the year ended December 31, 2004 and the preliminary estimated operating results for the fourth quarter and full year ended December 31, 2004.

2. Current Report on Form 8-K dated April 20, 2005 containing the press release announcing the receipt of a notice of failure to satisfy a continued listing standard from the American Stock Exchange.

3. Current Report on Form 8-K dated April 13, 2005 containing the corrected disclosure of the change in the Company's certifying accountant and the press release announcing the change in the Company's certifying accountant, late filing of the Company's annual report for the year ended December 31, 2004 and the preliminary estimated operating results for the fourth quarter and full year ended December 31, 2004.
4. Current Report on Form 8-K dated May 24, 2005 containing the press release announcing the late filing of the first quarter 2005 Form 10-QSB and preliminary estimated operating results for the first quarter ended March 31, 2005.

5. Current Report on Form 8-K dated June 15, 2005 disclosing non-reliance on previous issued financial statements pursuant to item 4.02 caused by inadvertently filing the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEXIL CORPORATION

Dated: August 15, 2005                           By :   /s/ Thomas O'Malley
                                                        -------------------
                                                        Thomas O'Malley
                                                        Chief Financial Officer,
                                                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


August 15, 2005       By:/s/ Thomas B. Winmill
                      ----------------------------------------------------------
                      Bassett S. Winmill, Chairman of the Board, Director
                      Thomas B. Winmill on behalf of Bassett S. Winmill
                      by Power of Attorney signed 12/11/01

August 15, 2005       By:/s/ Thomas B. Winmill
                      ----------------------------------------------------------
                      Thomas B. Winmill, Esq., President
                      Chief Executive Office, General Counsel, Director

August 15, 2005       By:/s/Thomas B. Winmill
                      ----------------------------------------------------------
                      Charles A. Carroll, Director
                      Thomas B. Winmill on behalf of Charles A. Carroll
                      by Power of Attorney signed 12/11/01

August 15, 2005       By:/s/ Thomas B. Winmill
                      ----------------------------------------------------------
                      Edward G, Webb, Jr., Director
                      Thomas B. Winmill on behalf of Edward G, Webb, Jr.
                      by Power of Attorney signed 12/11/01

August 15, 2005       By:/s/ Thomas B. Winmill
                      ----------------------------------------------------------
                      Douglas Wu, Director
                      Thomas B. Winmill on behalf of Douglas Wu
                      by Power of Attorney signed 12/11/01

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) [ omitted in accordance with SEC Release Nos. 33-8238 and 34-47986 ]

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

Date: August 15,2005

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) [ omitted in accordance with SEC Release Nos. 33-8238 and 34-47986 ]

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


Date: August 15, 2005
                               /s/ Thomas O'Malley
                               -----------------------
                               Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
August 15, 2005

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
August 15, 2005