Form 10QSB
period 2005-11-01
BEXIL CORP
filed 2005-11-15
CIK 1023714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 001-12233

BEXIL CORPORATION
 (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3907058 (I.R.S. Employer Identification No.)
11 Hanover Square, New York, New York (Address of principal executive offices)	10005 (Zip Code)

(212) 785-0400
 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes No

        The registrant had 879,592 shares of common stock, par value $.01 per share, outstanding as of October 31, 2005.

INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Balance Sheet (Unaudited) - September 30, 2005	3

Condensed Statements of Income (Unaudited)
-Three Months Ended September 30, 2005 and 2004 (as restated)
-Nine Months Ended September 30, 2005 and 2004 (as restated)	4

Condensed Statements of Cash Flows (Unaudited)
-Nine Months Ended September 30, 2005 and 2004	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
During The Period Covered by This Report	18

Item 5. Other Information	18
Item 6. Exhibits	18

CERTIFICATION SIGNATURES	19

BEXIL CORPORATION
CONDENSED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 5,615,703
Receivables, prepaid assets and other	4,500

Total current assets	5,620,203

Fifty percent interest in unconsolidated affiliate (Note 8)	10,387,385
Other investments (Note 3)	326,605
Deferred income taxes (Note 6)	293,892

11,007,882

Total assets	$16,628,085

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 327,724

Total current liabilities	327,724

Commitments and contingencies (Note 9)	—
Shareholders' equity: (Note 4)
Common Stock, $0.01 par value
10,000,000 shares authorized
879,592 shares issued and outstanding	8,796
Additional paid-in capital	12,642,162
Retained earnings	3,649,403

Total shareholders' equity	16,300,361

Total liabilities and shareholders' equity	$16,628,085

See accompanying notes to the condensed financial statements.

BEXIL CORPORATION
CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (Unaudited)	(As restated, see Note 10) 2004 (Unaudited)	2005 (Unaudited)	(As restated, see Note 10) 2004 (Unaudited)
Revenues:
Consulting fees	$ 37,500	$ 24,999	$ 112,500	$ 74,997
Other	38,992	6,162	86,115	58,368

	76,492	31,161	198,615	133,365

Expenses:
General and administrative	166,434	152,279	499,208	535,022
Communications	4,762	6,055	13,042	23,032
Professional fees	125,665	19,763	298,403	102,728

	296,861	178,097	810,653	660,782

Loss before income taxes and equity in earnings of
York Insurance Services Group, Inc.	(220,369)	(146,936)	(612,038)	(527,417)
Income tax expense (benefit) (Note 6)	124,555	17,105	92,935	(48,068)
Equity in earnings of York Insurance Services Group, Inc.	954,127	588,106	2,134,590	1,563,959

Net income	$ 609,203	$ 424,065	$1,429,617	$1,084,610

Per share net income:
Basic	$ 0.69	$ 0.48	$ 1.63	$ 1.23
Diluted	$ 0.69	$ 0.48	$ 1.63	$ 1.23
Average shares outstanding:
Basic	879,592	879,591	879,592	879,591
Diluted	879,592	879,591	879,592	880,043

See accompanying notes to the condensed financial statements.

BEXIL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005 (Unaudited)	2004 (Unaudited)
Cash flows from operating activites:
Net income	$ 1,429,617	$ 1,084,610
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of York Insurance Services Group, Inc.	(2,134,590)	(1,563,959)
Dividend received from York Insurance Services Group, Inc.	2,670,691	—
Increase in deferred income taxes	(75,899)	(75,244)
Net realized gain on maturity of investment	—	(6,744)
Decrease (increase) in prepaid expenses and other assets	40,668	(19,747)
Increase (decrease) in accounts payable and accrued expenses	83,905	(107,199)

Net cash provided by (used in) operating activities	2,014,392	(688,283)

Cash flows from investing activites:
Maturity of investment	—	2,300,000
Purchase of investment	—	(1,605)

Net cash provided by investing activities	—	2,298,395

Net increase in cash and cash equivalents	2,014,392	1,610,112
Cash and cash equivalents:
Beginning of period	3,601,311	199,601

End of period	$ 5,615,703	$ 1,809,713

Supplemental disclosure:
Income taxes	$ 105,525	$ 56,221

See accompanying notes to the condensed financial statements.

BEXIL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization
Bexil Corporation (the "Company"), a Maryland corporation, is a holding company. We have 11 employees. The Company's primary holding is a 50% interest in privately held York Insurance Services Group, Inc. ("York"). Our 50% interest in York is accounted for using the equity method, and therefore our financial results are not consolidated with York's.

The Company was incorporated in August 1996 under the laws of the State of Maryland as Bull & Bear U.S. Government Securities Fund, Inc., a non-diversified closed-end management investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). In October 1996, the Company's predecessor, a series of shares of Bull & Bear Funds II, Inc., an open-end management investment company, transferred its net assets to the Company in exchange for shares of the Company. The Company changed its name to Bexil Corporation in August 1999. In 2002, the Company filed an application with the Securities and Exchange Commission (the "SEC") to terminate its registration as an investment company registered under the 1940 Act.

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

York Insurance Services Group, Inc. - Business
York is a privately owned insurance services business process outsourcing ("BPO") company. Since the 1930's, York (through predecessor companies) has served as both an independent adjustment company and third party administrator ("TPA") providing claims data and risk related services to insurance companies, self insureds, and intermediaries throughout the United States. More recently, York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

Basis of Presentation
The Company's 50% interest in York is accounted using the equity method and, therefore, our financial results are not consolidated with York's. As fully described in Note 2 to the condensed financial statements, effective January 1, 2004, the Company changed its method of accounting for its 50% interest in York from the fair value method to the equity method.

Cash and Cash Equivalents
Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At September 30, 2005, the Company held approximately $5,500,000 in a money market fund.

Investment in Unconsolidated Affiliate
Our 50% interest in York is accounted for using the equity method, and therefore, our financial results are not consolidated with York's. See Note 2 to the condensed financial statements for a description of the transitional adjustment that occurred during the first quarter of 2004.

Investments
The Company has a material investment in less than 20% of the common stock of a non-public entity with no readily available market price, and accordingly this security is carried at the lower of cost or estimated net realizable value.

Income Taxes
The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Reporting Segment
The Company's operations are organized around insurance services and classified into one group: insurance services. The chief operating decision maker reviews and considers the reports of York and York's consolidated subsidiaries as the key decision making information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$609,203	$424,065	$1,429,617	$1,084,610

Denominator for basic earnings per share:
Weighted-average shares	879,592	879,591	879,592	879,591
Effect of dilutive securities:
Employee stock options	—	—	—	452

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversion	879,592	879,591	879,592	880,043

For the three months ended September 30, 2005 and 2004, there were 145,000 and 123,000 employee stock options omitted from earnings per share because they were anti-dilutive.

For the nine months ended September 30, 2005 and 2004 there were 145,000 and 122,322 employee stock options omitted from earnings per share because they were anti-dilutive.

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

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and restricted stock) granted to employees. The Company as a public entity that files as a small business issuer will be required to apply SFAS 123R in the first interim or annual reporting period of the first year that begins after December 15, 2005. We are currently in the process of assessing the impact that the adoption of this standard will have on our financial statements.

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

The cumulative transitional adjustment made to additional paid-in capital is as follows:

Opening retained earnings January 1, 2004	$ 5,702,060
Effect for the change in accounting as follows:
York investment
Equity at January 1, 2004	6,402,936
Goodwill at January 1, 2004	1,500,000
Fair value at December 31, 2003	(15,695,280)

Net accounting change	(7,792,344)
Deferred tax charge related to fair value accounting	5,712,876
Deferred tax charge related to equity method accounting for York	(441,265)
Other investments	23,605

Total cumulative transitional adjustment	$ 3,204,932

3. OTHER INVESTMENTS
As of September 30, 2005, other investments consisted of the following:

	Cost	Market Value
Common stock of non-public entity	$ 325,000
Other	1,605	$1,504

Total other investments	$ 326,605

There is no readily determinable market value for the Company's investment in the common stock of the non-public entity. A valuation committee meets on a quarterly basis to determine if there is any asset impairment, by reviewing the most readily available information about the entity and private stock transactions, if any. Based upon this analysis, management has determined that there was no impairment at September 30, 2005.

4. STOCK OPTIONS
On March 25, 2004, the Company's shareholders approved the adoption of a Long-Term Incentive Plan ("Plan"), which provides for the granting of a maximum of 175,918 options to purchase common stock to directors, officers and key employees of the Company or its affiliates. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Disclosure of pro forma compensation cost for the Company's plan is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table presents the Company's pro forma net income for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, assuming the Company had used the fair value method (SFAS 123) to recognize compensation expense with respect to options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income - as reported	$ 609,203	$ 424,065	$ 1,429,617	$ 1,084,610
Less total employee stock option expense determined
under fair value method, net of related tax effects	(20,636)	(38,200)	(74,136)	(495,847)

Pro forma net income	$ 588,567	$ 385,865	$ 1,355,481	$ 588,763

Earnings per share - Basic:
As reported	$ 0.69	$ 0.48	$ 1.63	$ 1.23
Pro forma	$ 0.67	$ 0.44	$ 1.54	$ 0.67
Earnings per share - Diluted:
As reported	$ 0.69	$ 0.48	$ 1.63	$ 1.23
Pro forma	$ 0.67	$ 0.44	$ 1.54	$ 0.67

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: expected volatility of 51% and 48%, risk-free interest rates of 4.1% and 2.7%, expected life of 3 years, and no dividends.

5. 401(k) PLAN
The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by affiliate Winmill & Co. Incorporated. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total plan expense for the three months ended September 30, 2005 and 2004 was $5,476 and $1,650, respectively. Total plan expense for the nine months ended September 30, 2005 and 2004 was $16,428 and $11,650, respectively.

6. INCOME TAXES
The income tax expense/(benefit) is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Current
Federal	$ —	$ —	$ —	$ —
State and local	136,560	9,175	168,835	27,176

Deferred
Net operating loss	(90,243)	(45,000)	(250,936)	(216,000)
Equity in earnings of York	78,238	52,930	175,036	140,756

	$ 124,555	$ 17,105	$ 92,935	$ (48,068)

Deferred taxes are comprised of the following as of September 30, 2005:

Net operating and capital loss carry forwards	$ 899,658
Equity in earnings of York	(605,766)

$ 293,892

As of September 30, 2005, the Company had net operating loss carryforwards of approximately $2,000,000 that expire between 2022 and 2024.

The provision for income taxes differs from the federal statutory income tax rate as a result of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.

7. RELATED PARTIES Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated, Tuxis Corporation, and their affiliates (collectively, the "Affiliates"). The Company shares office space and various administrative and other support functions with the Affiliates and pays an allocated cost based on an estimated assessment of use and other factors. The Company is expected to reimburse the Affiliates for these costs. At September 30, 2005, the Company had a payable to Affiliates for these costs of $72,000. The Company incurred reimbursable costs due to the Affiliates of $24,000 in each of the three-month periods ended September 30, 2005 and 2004 and $72,000 in each of the nine-month periods ended September 30, 2005 and 2004.

The Company has a consulting agreement with York and earned fees of $37,500 and $24,999 for the three months ended September 30 2005 and 2004, respectively. Consulting fees of $112,500 and $74,997 were earned for the nine months ended September 30, 2005 and 2004, respectively.

8. INVESTMENT IN UNCONSOLIDATED AFFILIATE
Summarized condensed financial information for York is as follows:

York Insurance Services Group, Inc.	Nine Months Ended September 30,
	2005	2004
Revenues	$ 51,357,653	$ 44,761,334
Expenses	$ 44,529,657	$ 39,694,559
Net income	$ 4,269,181	$ 3,127,918
Working capital	$ 12,820,028	$ 11,265,627
Total assets	$ 29,309,281	$ 29,980,077
Total liabilities	$ 11,534,510	$ 14,046,284
Shareholder's equity	$ 17,774,771	$ 15,933,793

York is a 50% owned unconsolidated affiliate accounted for by the equity method. At September 30, 2005, the Company's carrying value of its 50% interest in York equals the underlying equity in net assets plus goodwill as follows:

Equity in net assets of York	$ 8,887,385
Goodwill	1,500,000

Carrying value	$10,387,385

The carrying value of the Company's investment in York of $10,387,385 at September 30, 2005 is reviewed by the Company for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

9. CONTINGENCIES
At September 30, 2005, there were no contingent obligations or events occurring that would have a material adverse impact on the Company's financial statements.

10. PRESENTATION OF RESTATED STATEMENTS OF INCOME
The statements of income for the three months and nine months ended September 30, 2004 have been restated to correct the presentation of equity in earnings of York. The restatement presents the equity in earnings of York after income taxes on the statement of income. As originally reported the equity in earnings of York was presented as a component of revenues. The correction was deemed necessary in order to conform to the income statement presentation of equity in earnings of an equity method investee required by SEC Regulation S-X, Rule 5-03(b)(13). For the three months and nine months ended September 30, 2004, the equity in earnings of York was $588,106 and $1,563,959, respectively. The correction had no effect on net income or earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis gives effect to the restatement as discussed in Note 10 to the accompanying condensed financial statements.

Forward Looking Information

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, contain "forward looking information" and are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include the following: changes in general economic conditions in York's major geographic markets; occurrences of weather-related, natural and man-made disasters, changes in overall employment levels and associated injury rates in the United States; changes in the degree to which property and casualty insurance carriers outsource their claims handling functions; decisions by major insurance carriers and underwriters and brokers to expand their activities as third party administrators and adjusters, which would directly compete with York's business; the ability to identify new revenue sources not directly tied to the insurance underwriting cycle; the growth of alternative risk programs and the use of independent third party administrators such as York, as opposed to administrators affiliated with brokers or insurance carriers; the ability to develop or acquire information technology resources to support and grow York's business; the ability to recruit, train and retain qualified personnel; the renewal of existing major contracts with clients and York's ability to obtain such renewals and new contracts on satisfactory financial terms and the creditworthiness of its major clients; changes in accounting principles or application of such principles to York's business; and any other factors referenced or incorporated by reference in this report and any other publicly filed report. The risks included above are not exhaustive.

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

Bexil's primary holding is comprised of its 50% interest in privately held York Insurance Services Group, Inc. ("York"). York is an insurance services business process outsourcing ("BPO"). Since the 1930's, York (through predecessor companies) has served as both an independent adjustment company and third party administrator ("TPA") providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. More recently, York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

The Company's 50% interest in York is accounted for using the equity method and, therefore, our financial results are not consolidated with York's.

York Industry Profile and Risks

The insurance services industry in which York competes is fragmented and includes captive and independent service providers. Captives are typically owned and operated by insurance carriers and brokers. Independent competitors include a few large, a small group of mid-sized, and many small companies. York seeks to position itself as a nimble, nationwide provider of a broad array of insurance services. York's objective is to offer its customers the flexibility of the smaller providers combined with the infrastructure and service offerings of larger competitors.

York competes in the domestic and international markets for claims administration, claims adjusting, and related services, which are highly competitive. A large number of companies compete in varying ways in various segments of the market. Competitors include those insurance companies that have their own claims handling capabilities, insurance brokers offering adjusting and related services to supplement brokerage services, as well as national, regional, and small adjusting companies.

Although there are a large number of property and casualty insurers, the major insurers, which account for a substantial portion of the market, typically maintain a staff of adjusters on their payrolls. Generally, insurers use this staff to adjust automobile and smaller property claims. Many insurers, however, also have internal adjusting staffs, which handle claims that are larger or more complicated. Nonetheless, to varying degrees, property and casualty insurers "outsource" claims adjusting, whether entirely, on a multi-policy "program" basis, a policy-by-policy basis or on an adjustment-by-adjustment basis.

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

Insurance markets tend to be cyclical in nature. As markets "harden," premiums, deductibles and "self-insured retention" amounts tend to increase, while coverage terms tend to become more restrictive. As markets "soften," the opposite tends to occur. Different business opportunities arise in all phases of these cycles. For example, the higher deductibles and self-insured retention amounts seen during a "hard" market may lead insureds to take a greater degree of control over the claims handling process. This presents an opportunity for York to provide service to "self-insured" parties. On the other hand, a "soft" market will tend to cause insurers to seek to cut costs. One way insurers try to do this is by reducing the overhead of their in-house claims departments. This presents an opportunity to York to handle out-sourced claims.

The insurance industry is heavily regulated and has recently been the focus of intense scrutiny. Business practices of brokers, agents, insurance carriers and reinsurers have been under review, including many customers and parties that refer business to York. It is uncertain what impact these recent regulatory initiatives will have on the insurance industry and ultimately on York's business. To the extent that these regulatory initiatives lead to changes in the industry, both risks to its current business and opportunities for new business may be created.

York obtains business from numerous sources, including insurers, insurance brokers, managing general agents ("MGA's"), captives, government agencies, public entities, private self-insured companies, consultants, and trade associations. Many of York's sources of revenue often involve multi-party relationships. For example, an important source of business for York is industry-specific programs. These programs often involve a large group of policyholders, a trade association, a managing general agent, in conjunction with an insurance carrier, each of whom exercise influence over how the program is managed and who is selected to manage the claims. Despite these multi-party relationships, York frequently contracts with the insurer. One such insurer represented approximately 28% and 28% of York's revenue for the nine months ended September 30, 2005 and 2004, respectively, most of which was derived from TPA services provided on industry-specific program business which also involved relationships with MGA's and trade associations which are an integral part of the buying decision. York services less than 5% of their total claims business. York has also generated revenues with multiple affiliates of this insurer, representing in the aggregate an additional amount of less than 10% of York's 2005-2004 revenues.

York manages claims for residual market property and auto plans in over 20 states. The selection of York as TPA on these programs is influenced by each individual state plan, the servicing carrier which manages each plan, the state departments of insurance which oversee each plan, and the representatives of insurance companies who serve on the Boards of each plan. York sometimes contracts directly with the residual market plan, and sometimes with the servicing carrier, including some of the affiliated insurers referred to above. In every instance York is approved as claims TPA by the residual market plan in each state and acts as agent of the plan. In the aggregate, residual market plans represented approximately 25% and 24% of York's revenue for the nine months ended September 30, 2005 and 2004, respectively. Each of these state residual market plans is a separate customer relationship and as such, the customer concentration disclosure above does not reflect any business derived from residual market plans.

Liquidity and Capital Resources

At September 30, 2005, the Company had positive working capital of $5,292,479, total assets of $16,628,085, no long-term debt, and shareholders' equity of $16,300,361. Total assets and shareholders' equity increased due to an increase in equity in the earnings of York. There was an overall net increase in cash and cash equivalents of $2,014,392 at September 30, 2005. The increase was attributable to $2,670,691 of dividends received from York net of cash used in operating activities.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

For the three months ended September 30, 2005 compared to the three months ended September 30, 2004, total revenue of $76,492 increased $45,331 or 145.5% from $31,161, due to an increase in consulting fees of $12,501 and an increase in other revenue of $32,830. The increase in other revenue was primarily due to an increase in dividends earned from an investment in a money market fund. Equity in earnings of York of $954,127 increased $366,021 or 62.2% due to York's increased earnings. York's revenue in the same comparable period increased 5.1%.

Total expenses of $296,861 increased $118,764 or 66.7% compared to the same period in 2004. Professional fees increased $105,902 or 535.9% primarily due to an increase in audit fees. General and administrative expense and communications expense increased $12,862.

Net income for the three months ended September 30, 2005 was $609,203 or $0.69 per share on a diluted basis as compared to net income of $424,065 or $0.48 per share on a diluted basis for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, total revenue of $198,615 increased $65,250 or 48.9% from $133,365, due to an increase in consulting fees of $37,503 and an increase in other revenue of $27,747. The increase in other revenue was primarily due to an increase in investment income from dividends earned from an investment in a money market fund. Equity in earnings of York of $2,134,590 increased $570,631 or 36.5% due to York's increased earnings. York's revenue in the same comparable period increased 14.7%.

Total expenses of $810,653 increased $149,871 or 22.7% compared to the same period in 2004. Professional fees increased $195,675 or 190.5% primarily due to an increase in audit fees. The increase in professional fees was partially offset by decreases to general and administrative expenses of $35,814 or 6.7% and communications expenses of $9,990 or 43.4%.

Net income for the nine months ended September 30, 2005 was $1,429,617 or $1.63 per share on a diluted basis as compared to net income of $1,084,610 or $1.23 per share on a diluted basis for the nine months ended September 30, 2004.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS 123R. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and restricted stock) granted to employees. The Company as a public entity that files as a small business issuer will be required to apply SFAS 123R in the first interim or annual reporting period of the first year that begins after December 15, 2005. We are currently in the process of assessing the impact that the adoption of this standard will have on our financial statements.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2005, because of certain control deficiencies outlined below.

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

There has been no change, other than those noted above, during the Company's fiscal quarter ended September 30, 2005, in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 2005.

1.	Current Report on Form 8-K dated July 12, 2005 containing the press release disclosing the Company's operating results for the first quarter ended March 31, 2005.
2.	Current Report on Form 8-K dated August 15, 2005 containing the press release disclosing the Company's operating results for the second quarter ended June 30, 2005.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEXIL CORPORATION

Dated: November 14, 2005	By : /s/Thomas O'Malley Thomas O'Malley Chief Financial Officer, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

November 14, 2005	By: /s/Thomas B. Winmill Bassett S. Winmill, Chairman of the Board, Director Thomas B. Winmill on behalf of Bassett S. Winmill by Power of Attorney signed 12/11/01

November 14, 2005	By:/s/Thomas B. Winmill Thomas B. Winmill, Esq., President Chief Executive Office, General Counsel, Director

November 14, 2005	By:/s/Thomas B. Winmill Charles A. Carroll, Director Thomas B. Winmill on behalf of Charles A. Carroll by Power of Attorney signed 12/11/01

November 14, 2005	By:/s/Thomas B. Winmill Edward G, Webb, Jr., Director Thomas B. Winmill on behalf of Edward G, Webb, Jr. by Power of Attorney signed 12/11/01

November 14, 2005	By:/s/Thomas B. Winmill Douglas Wu, Director Thomas B. Winmill on behalf of Douglas Wu by Power of Attorney signed 12/11/01

Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas B. Winmill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bexil Corporation ("registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

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

Date: November 14, 2005	/s/ Thomas B. Winmill Chief Executive Officer

Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas O'Malley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bexil Corporation ("registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

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

Date: November 14, 2005	/s/ Thomas O'Malley Chief Financial Officer

CEO CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Bexil Corporation on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas B. Winmill Thomas B. Winmill
Chief Executive Officer
November 14, 2005

CFO CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Bexil Corporation on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Thomas O'Malley Thomas O'Malley
Chief Financial Officer
November 14, 2005