Form 10KSB/A
period 2004-12-31
BEXIL CORP
filed 2006-03-02
CIK 1023714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/A-2
(Mark One)
X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to________

                        Commission File Number 001-12233

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

The number of shares outstanding of the issuer's classes of common equity, as of May 20, 2005: Common Stock, par value $.01 per share - 879,591 shares



                                EXPLANATORY NOTE

This amended Annual Report on Form 10-KSB is being filed in order to (a) amend
Item 7 by adding thereto the consolidated financial statements of York Insurance Services Group, Inc. as of December 31, 2004 and 2003 and for the years then ended, (b) restate Item 8A hereof and (c) file as exhibits hereto updated certifications by the Chief Executive Officer and Chief Financial Officer required to be filed under the Sarbanes-Oxley Act of 2002 and an updated consent of Deloitte & Touche LLP. Only the amended Items and updated exhibits are being filed herewith.

Item 7. Financial Statements



TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                                  Page

BEXIL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                            4

   Balance Sheet as of December 31, 2004                                                                           5
   Statement of Income for the Year Ended December 31, 2004                                                        6
   Statement of Operations for the Year Ended December 31, 2003                                                    7

   Statement of Changes in Net Assets for the Year Ended December 31, 2003 and
     Statement of Changes in Shareholders' Equity for the Year Ended December 31, 2004                             8

   Statement of Cash Flows for the Year Ended December 31, 2004                                                    9
   Notes to Financial Statements                                                                                  10



YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                                                                      18


 CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 2004 AND 2003:

   Balance Sheet                                                                                                  19
   Statements of Income                                                                                           20
   Statements of Stockholders' Equity                                                                             21
   Statements of Cash Flows                                                                                       22
   Notes to Financial Statements                                                                                  23
Supplemental Schedule                                                                                             31


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Bexil Corporation
New York, NY

     We have audited the accompanying balance sheet of Bexil Corporation as of December 31, 2004, and the related statements of income, shareholder' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2003 were audited by other auditors whose report, dated January 22, 2004, expressed an unqualified opinion on those statements.

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


/s/DELOITTE & TOUCHE LLP
June 14, 2005
Parsippany, N.J.



                                                   BEXIL CORPORATION
                                         BALANCE SHEET AS OF DECEMBER 31, 2004                                    ASSETS

Current Assets:
  Cash and cash equivalents                                                                          $          3,601,311
  Receivables, prepaid assets and other                                                                            45,168
                                                                                                                   ------
    Total Current Assets                                                                                        3,646,479
                                                                                                                ---------

Fifty percent interest in unconsolidated affiliate (Note 8)                                                     9,423,487
Goodwill (Note 8)                                                                                               1,500,000
Other investments (Note 3)                                                                                        326,605
Deferred taxes                                                                                                    217,993
                                                                                                                  -------
                                                                                                               11,468,085
                                                                                                               ----------

    Total Assets                                                                                      $        15,114,564
                                                                                                      ===================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                                            $           243,820
                                                                                                      -------------------
    Total Current Liabilities                                                                                     243,820

Commitments and Contingencies (Note 9)                                                                                  -

    Total Liabilities                                                                                             243,820
                                                                                                                  -------

Shareholders' Equity (Notes 3 and 4)
 Common Stock, $0.01 par value
 10,000,000 shares authorized
    879,591 shares issued and outstanding                                                                           8,796
 Additional paid-in capital                                                                                    12,642,163
 Retained earnings                                                                                              2,219,785
                                                                                                                ---------
Total Shareholders' Equity                                                                                     14,870,744
                                                                                                               ----------
Total Liabilities and Shareholders' Equity                                                            $        15,114,564
                                                                                                      ===================

        See accompanying notes to the financial statements.

                                BEXIL CORPORATION
              STATEMENT OF INCOME FOR YEAR ENDED DECEMBER 31, 2004

Revenues:
  Interest and dividends                                                             $     51,052
  Other (Note 7)                                                                          116,108
              -                                                                           -------
                                                                                          167,160
                                                                                          -------

Expenses:
  General and administrative (Note 7)                                                     813,613
  Communication costs                                                                      30,348
  Professional fees                                                                       182,796
                                                                                          -------
                                                                                        1,026,757
                                                                                        ---------

Loss before income taxes and equity in earnings of
   York Insurance Services Group, Inc.                                                   (859,597)

Income tax benefit (Note 6)                                                              (267,294)
Equity in earnings of York Insurance Services
   Group, Inc.                                                                          2,812,088
                                                                                        ---------

  Net income                                                                        $   2,219,785
                                                                                    =============
Per share net income:
  Basic                                                                             $        2.52
  Diluted                                                                           $        2.52

Weighted average common shares outstanding:

  Basic                                                                                   879,591
  Diluted                                                                                 879,591

         See accompanying notes to the financial statements.



                                BEXIL CORPORATION
                             STATEMENT OF OPERATIONS
            FOR THE YEAR ENDED DECEMBER 31, 2003 (Predecessor Basis)
INCOME:
  Interest                                                                              $166,349
  Other                                                                                   11,000
                                                                                          ------
     Total income                                                                        177,349

EXPENSES:
  Salaries                                                                               430,100
  Professional                                                                           109,405
  Directors                                                                               35,440
  Printing                                                                                26,358
  Transfer Agent                                                                          11,625
  Registration                                                                             7,867
  Custodian                                                                                  380
  Other                                                                                   97,997
                                                                                          ------
     Total operating expenses                                                            719,172
                                                                                         -------
     Net operating loss before income taxes                                             (541,823)
     Income tax benefit (note 7)                                                         193,635
                              -                                                          -------
     Net operating loss                                                                 (348,188)
                                                                                        --------

REALIZED AND UNREALIZED GAIN
   (LOSS) ON HOLDINGS:
   Net realized gain on holdings                                                          30,093
   Unrealized appreciation on holdings
      during the period                                                                5,202,040
   Deferred tax expense (note 7)                                                      (2,400,876)
                              -                                                       ----------
   Net realized and unrealized gain on holdings                                        2,831,257
                                                                                       ---------
   Net increase in net assets resulting
     from operations                                                                  $2,483,069
                                                                                      ==========


         See accompanying notes to the financial statements.

Statement of Changes in Net Assets for the year ended December 31, 2003 (Predecessor Basis) and Statement of Changes in Shareholders Equity for the year ended December 31, 2004



                                                                                                                     2003
                                                                                                               Predecessor Basis
OPERATIONS FOR 2003
      Net loss                                                                                                       $   (348,188)

      Net Unrealized gain from security transactions                                                                        30,093

      Unrealized appreciation on Holdings during the period                                                              2,801,164
                                                                                                             ----------------------
      Net Change in net assets resulting from operations
                                                                                                                         2,483,069

DISTRIBUTIONS TO SHAREHOLDERS FOR 2003

      Tax return of capital to shareholders ($0.60 per share)                                                            (522,612)

CAPITAL SHARE TRANSACTIONS FOR 2003

      Increase in net assets resulting from reinvestment of distributions (14,530 shares)                                  201,417
                                                                                                             ----------------------


      Total Change in Net Assets                                                                                         2,161,874

NET ASSETS

      Balance as of January 1, 2003                                                                                     12,986,211
                                                                                                             ----------------------
      Balance as of December 31, 2003                                                                               $   15,148,085
                                                                                                             ======================




                                                                                                                     2004

                                                                                                             ----------------------
Net Assets to Allocate to Shareholders Equity as of January 1, 2004                                                 $   15,148,085
                                                                                                             ----------------------

ADDITIONAL PAID IN CAPITAL

      Allocated Balance as of January 1, 2004 (Predecessor Basis)                                                        9,437,231

      Transitional Adjustment from Asset Value Under Predecessor Basis                                                 (2,497,127)

      Adjustment for Predecessor Retained Earnings                                                                       5,702,059
                                                                                                             ----------------------
      Balance as of December 31, 2004
                                                                                                                        12,642,163

COMMON STOCK

      Allocated Balance as of January 1, 2004 (879,591 shares, $0.01 par) (Predecessor Basis)                                8,796

                                                                                                             ----------------------
      Par Value of Common Stock December 31, 2004 (879,591 shares, $.01 par)
                                                                                                                             8,796

RETAINED EARNINGS

      Allocated Balance as of January 1, 2004 (Predecessor Basis)                                                        5,702,059

      Reclassification for Predecessor Basis                                                                            (5,702,059)

      Net Income                                                                                                         2,219,785
                                                                                                             ----------------------

      Balance as of December 31, 2004                                                                                    2,219,785
                                                                                                             ----------------------
                                                                                                             ----------------------

TOTAL SHAREHOLDERS EQUITY AS OF DECEMBER 31, 2004                                                                   $   14,870,744
                                                                                                             ======================



 See accompanying notes to the financial statements.

                                BEXIL CORPORATION
           STATEMENT OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2004

Cash Flows from Operating Activites
 Net income                                                                                         $ 2,219,785
                                                                                                    -----------
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Equity in earnings of subsidiary                                                                  (3,020,550)
   Increase (decrease) in deferred income taxes                                                         (95,006)
   Net realized gain on investments                                                                      (3,417)

 (Increase)decrease in:
    Receivables, prepaid assets and other                                                                 4,282
  Decrease in:
    Accounts payable and accrued liabilities                                                             (1,779)
                                                                                                         ------
  Total adjustments                                                                                  (3,116,470)
                                                                                                     ----------
    Net cash used in operating activities                                                              (896,685)
                                                                                                       --------


Cash Flows from Investing Activites:
   Maturity of investments                                                                            4,300,000
   Purchase of investments                                                                               (1,605)
                                                                                                         ------
     Net cash provided by investing activities                                                        4,298,395
                                                                                                      ---------

Cash Flows from Financing Activities:
    Cash dividend distribution and reinvestment                                                               -
                                                                                                        -------
    Net cash used for financing activities                                                                    -
                                                                                                        -------

    Net increase (decrease) in cash and cash equivalents                                              3,401,710

Cash and Cash Equivalents
  At beginning of period                                                                                199,601
                                                                                                        -------
  At end of period                                                                                  $ 3,601,311
                                                                                                    ===========

 See accompanying notes to the financial statements.

Supplemental disclosure: The Company paid no Federal income tax during the years ended December 31, 2004.

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

The Company's pro forma information follows:


                                                                        December 31,
                                                                  2004               2003
                                                                  ----               ----
Net income as reported                                        $ 2,219,785         $ 2,483,069
Plus: Compensation expense
    recorded against income                                           -                   -
Deduct: Total stock-based employee
    expense determined under fair
    value method for all awards, net
    of related tax effects                                       (580,665)                  -
                                                                 --------              ------
Pro forma net income                                          $ 1,639,120         $ 2,483,069
                                                              ===========         ===========



Earning per share

              Basic             As reported                            $ 2.52              $ 2.84
              Basic                Pro forma                           $ 1.86              $ 2.84

              Diluted           As reported                            $ 2.52              $ 2.84
              Diluted              Pro forma                           $ 1.86              $ 2.84


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

The cumulative transitional adjustment made to Additional paid in capital is as follows:



Opening Retained Earnings January 1, 2004                                               $5,702,060

       Effect for the change in accounting as follows:
     York Investment
     -Equity accounted at January 1, 2004                                                6,402,936
     -Goodwill accounted at January 1, 2004                                              1,500,000
     -Fair Valued at December 31, 2003                                                 (15,695,280)
                                                                                       ------------
                           Net accounting change                                        (7,792,344)
      Deferred tax charge related to fair value accounting                               5,712,876
      Deferred tax charge related to equity method of York                                (441,265)
      Other Investments                                                                     23,606
                                                                                            ------
                           Total                                                        $3,204,932
                                                                                        ==========



3.       OTHER INVESTMENTS

As of December 31, 2004, other investments consisted of the following:


                                                              Cost              Market Value

      Common stock of non-public entity*                   325,000                      *
      Other                                                  1,605                  1,726
                                                             -----
      Total                                             $  326,605
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

A summary of the status of the Company's stock option plans as of and for the year ended December 31, 2004 are presented below:


                                                                                                Weighted
                                                                      Number                    Average
                                                                        Of                      Exercise
Stock Options                                                         Shares                     Price
-------------                                                        --------                  ---------

Outstanding at Decemeber 31, 2003                                         -                        $ -
Granted                                                               147,500                   $ 21.47
Expired                                                                (4,500)                  $ 21.59
                                                                       ------                   -------
December 31, 2004                                                     143,000                   $ 21.47
                                                                      -------                   -------

There were 92,952 options exercisable at December 31, 2004 with a weighted-average exercise price of $20.63. The weighted average fair value of options granted using the Black-Scholes option-pricing model was $2.36 for the year ended December 31, 2004.

The following table summarized information about stock options outstanding at December 31, 2004:



                       Options Outstanding                                               Options Exercisable

                                             Weighted-Average
         Range of               Number          Remaining         Weighted-Average    Number of      Weighted-Average
      Exercise Prices        Outstanding     Contractual Life      Exercise Price    Stock Options     Exercise Price

       $16.30-$17.85             23,000            4.75               $16.50           21,000               $16.37
       $21.59-$23.75            120,000            4.25               $22.42           71,952               $21.87
                                -------                                                ------
                                143,000            4.33               $21.47           92,952               $20.63
                                =======                                                ======


5.       401(K) PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended 2004 and 2003 was approximately $13,337 and $0 respectively.

6.       INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2004 and 2003 is as follows:


                                             2004                          2003
                                             ----                          ----

Current
  Federal                                  $     -                       $     -
  State and local                           36,175                        30,615
                                            ------                        ------
                                            36,175                        30,615
Deferred                                   (303,469)                   2,176,626
                                           --------                    ---------
                                         $ (267,294)                 $ 2,207,241
                                         ==========                  ===========

Deferred taxes are comprised of the following as of December 31, 2004:

Net operating and capital loss carryforwards...........................$867,719
Equity in earnings of unconsolidated affiliate.........................(649,726)
                                                                       --------
                                                                       $217,993

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

8.       INTEREST IN UNCONSOLIDATED AFFILIATE

York's summarized condensed consolidated financial information is as follows as of and for the year ended December 31:



                                                          York Insurance Services Group, Inc.

                                                           2004                          2003
                                                          ------                        ------

Revenues                                               $ 71,409,418                  $ 52,759,165
Expenses                                               $ 60,599,590                  $ 43,329,222
Net income                                              $ 6,041,101                   $ 5,600,129

Working capital                                        $ 14,141,537                   $ 8,801,701
Total assets                                           $ 35,454,522                  $ 20,880,621
Long term debt                                          $ 1,209,949                   $ 2,046,509
Shareholder's equity                                   $ 18,846,973                  $ 12,805,872


York is a 50% owned unconsolidated affiliate accounted for by the equity method. The Company's cost of its 50% interest in York exceeds the underlying equity in net assets as follows during 2004.

  Fifty percent interest in unconsolidated affiliate            $10,923,487
  Equity in net assets of York                                    9,423,487
                                                                  ---------
    Goodwill                                                   $  1,500,000

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of York Insurance Services Group, Inc. and Subsidiaries
Parsippany, New Jersey

         We have audited the accompanying consolidated balance sheets of York Insurance Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of operating expenses for York Insurance Services Group, Inc. and Subsidiaries, for the years ended December 31 2004 and 2003, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplemental schedule is the responsibility of the Company's management. Such supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


      We have not audited any financial statements of the Company for any period subsequent to December 31, 2004. Significant events subsequent to this date are discussed in Note 13.


      /s/ DELOITTE & TOUCHE LLP
February 11, 2005
(January 20, 2006 as to Note 13.)



YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                           2004                 2003

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $ 5,106,919      $ 2,705,401
  Accounts receivable, less allowance for doubtful accounts of $553,000 and 450,000             11,742,609        7,768,112
  Unbilled revenue                                                                               8,714,865        1,712,237
  Taxes recoverable                                                                                                 429,939
  Deferred income taxes                                                                          1,425,306          816,466
  Prepaid expenses and other current assets                                                        930,043          559,963
                                                                                                   -------          -------
                                                                                                                          -
           Total current assets                                                                 27,919,742       13,992,118
                                                                                                ----------       ----------
                                                                                                                          -
PROPERTY AND PLANT
  Furniture, fixtures and equipment-Net                                                          4,072,397        3,504,802
                                                                                                 ---------        ---------
                                                                                                                          -
OTHER ASSETS:
  Other intangible assets-Net                                                                    2,250,000        2,500,000
  Goodwill                                                                                       1,050,294        1,050,294
  Other                                                                                            188,677          166,298
                                                                                                   -------          -------
                                                                                                                          -
           Total other assets                                                                    3,488,971        3,716,592
                                                                                                 ---------        ---------
                                                                                                                          -
TOTAL                                                                                         $ 35,481,110     $ 21,213,512
                                                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                              $ 2,215,555       $ 480,290
  Accrued payroll expenses                                                                        1,614,685         499,341
  Accrued expenses                                                                                  795,784         349,370
  Accrued sub-contractors' fees                                                                   3,151,990               -
  Taxes payable                                                                                     719,460               -
  Current portion of deferred income                                                              4,553,345       2,935,284
  Current portion of note payable                                                                   345,386         320,505
  Current portion of capital lease obligation                                                       244,001         163,171
  Other current liabilities                                                                         110,411         109,565
                                                                                                    -------         -------
                                                                                                                          -
           Total current liabilities                                                             13,750,617       4,857,526
                                                                                                 ----------       ---------
                                                                                                                          -
NONCURRENT LIABILITIES:
  Deferred income                                                                                   505,927         322,257
  Notes payable                                                                                   1,209,949       2,046,509
  Capital lease obligation                                                                          416,129         296,561
  Deferred income taxes                                                                              26,588         332,891
  Other                                                                                             363,280         283,183
                                                                                                    -------          -------
                                                                                                                           -
           Total noncurrent liabilities                                                           2,521,873       3,281,401
                                                                                                  ---------       ---------

MINORITY INTEREST                                                                                   361,647         268,713
                                                                                                    -------         -------

STOCKHOLDERS' EQUITY:
  Common stock-no par value, 1,000 shares authorized,
    1,000 shares issued and outstanding                                                                   -               -
  Additional paid-in capital                                                                      3,000,000       3,000,000
  Retained earnings                                                                              15,846,973       9,805,872
                                                                                                 ----------       ---------
                                                                                                                          -
           Total stockholders' equity                                                            18,846,973      12,805,872
                                                                                                 ----------      ----------
                                                                                                                          -
TOTAL                                                                                          $ 35,481,110    $ 21,213,512
                                                                                               ============    ============

See notes to consolidated financial statements.






YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------------------------


                                                                                            2004                    2003

REVENUE                                                                                  $ 71,409,418          $ 52,759,165

OPERATING EXPENSES                                                                         60,849,590            43,589,651
                                                                                           ----------            ----------

INCOME FROM OPERATIONS                                                                     10,559,828             9,169,514
                                                                                           ----------             ---------

OTHER INCOME AND DEDUCTIONS:
  Investment income                                                                            38,136                38,331
  Interest expense                                                                           (155,689)             (207,376)
                                                                                             --------              --------


                                                                                             (117,553)             (169,045)
                                                                                             --------              --------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                           10,442,275             9,000,469
                                                                                           ----------             ---------

PROVISION FOR INCOME TAXES                                                                 (4,208,239)           (3,228,231)
                                                                                           ----------            ----------

MINORITY INTEREST IN USTM INCOME                                                             (192,935)             (172,109)
                                                                                             --------              --------

NET INCOME                                                                                $ 6,041,101           $ 5,600,129
                                                                                          ===========           ===========

See notes to consolidated to financial statements.




YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                2004               2003

COMMON STOCK:                                                                                $ ________          $ _______
ADDITIONAL PAID-IN CAPITAL
  Balance- Beginning of year                                                                  3,000,000          3,000,000
                                                                                              ---------          ---------
  Balance-End of year                                                                         3,000,000          3,000,000
                                                                                              ---------          ---------

RETAINED EARNINGS:
  Balance- Beginning of year                                                                  9,805,872          4,205,743
  Net income                                                                                  6,041,101          5,600,129
                                                                                              ---------          ---------

  Balance-End of year                                                                        15,846,973          9,805,872
                                                                                             ----------          ---------

TOTAL STOCKHOLDERS' EQUITY-End of year                                                     $ 18,846,973       $ 12,805,872
                                                                                           ============       ============


See notes to consolidated financial statements.





YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                2004                    2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $ 6,041,101               $ 5,600,129
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           1,429,752                 1,219,776
    Bad debt expense                                                                          154,740                   177,614
    Loss on disposition of fixed assets                                                         1,004                    30,226
    Changes in:
      Accounts receivable                                                                  (4,129,237)               (2,134,112)
      Unbilled revenues                                                                    (7,002,628)                1,069,766
      Minority interest                                                                       192,935                   172,109
      Deferred income taxes                                                                  (915,143)                  648,421
      Prepaid expenses and other current assets                                              (370,080)                  101,062
      Other noncurrent assets                                                                 (22,379)                  482,247
      Accounts payable                                                                      1,735,265                    85,929
      Accrued payroll expenses                                                              1,115,344                   (46,654)
      Accrued expenses                                                                        446,414                   254,956
      Accrued sub-contractors' fees                                                         3,151,990                         -
      Taxes payable                                                                         1,149,399                  (958,939)
      Deferred income                                                                       1,801,731                  (392,726)
      Other payables                                                                           80,943                   280,813
                                                                                               ------                   -------

           Net cash provided by operating activities                                        4,861,151                 6,590,617
                                                                                            ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                               (1,355,656)               (1,673,818)
  Net proceeds from sale of fixed assets                                                        1,550                     5,200
                                                                                                -----                     -----

           Net cash used in investing activities                                           (1,354,106)               (1,668,618)
                                                                                           ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                                                 (811,679)               (2,831,628)
  Repayment of capital lease obligation                                                      (193,847)                 (127,223)
  Partnership distributions                                                                  (100,001)                        -
                                                                                             --------

           Net cash used in financing activities                                           (1,105,527)               (2,958,851)
                                                                                           ----------                ----------

NET INCREASE IN CASH                                                                        2,401,518                 1,963,148

CASH AND CASH EQUIVALENTS-Beginning of year                                                 2,705,401                   742,253
                                                                                            ---------                   -------

CASH AND CASH EQUIVALENTS-End of year                                                     $ 5,106,919               $ 2,705,401
                                                                                          ===========               ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid-income taxes                                                                  $ 4,011,427               $ 3,538,749
                                                                                          ===========               ===========

  Cash paid-interest                                                                        $ 155,689                 $ 206,966
                                                                                            =========                 =========

See notes to consolidated financial statements.



YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


1.    NATURE OF OPERATIONS AND ORGANIZATION

     York Insurance Services Group, Inc. (the "Company") provides comprehensive claims services for insurance carriers and self-insureds. Claim services provided include property and casualty, workers' compensation, transportation, environmental and surveillance investigations. Services are provided throughout the United States.

     The Company has a 50 percent ownership in a general partnership, Underground Storage Tank Management ("USTM"). The partnership was formed to contract with various State agencies to audit the costs incurred for the clean up of contaminated underground storage tanks and perform site inspections. All revenue is derived from work performed for the State of Florida Department of Environmental Protection. The Company maintains managerial, financial and operational control of USTM.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation-- The financial statements include York Insurance Services Group, Inc., its wholly owned subsidiaries, York Claims Service, Inc., York Claims Service, Inc. - Florida, York Special Investigations, Inc., York Claims Service of Nevada, Inc. and its 50 percent investment in USTM. York Claims Service, Inc. and York Claims Service, Inc. - Florida, Inc. provide comprehensive claims services and third-party administration for insurance carriers, self-insureds, municipalities, brokers and other intermediaries. York Special Investigations, Inc. offers surveillance investigation in addition to other special investigation services.

     Investment in USTM Partnership--The Company's 50 percent investment in USTM is fully consolidated and a minority interest is recorded to account for the minority interest holder's proportionate share of net equity and net income in USTM.

     Management's Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are primarily used in the determination of unbilled revenue, deferred income and allowance for doubtful accounts. Actual results may differ from those estimates.

     Cash Equivalents--The Company considers money market funds and highly liquid debt instruments purchased with original maturity dates of three months or less to be cash equivalents.

     Unbilled Revenue-- Unbilled revenue represents work performed on client files that have not been invoiced at the end of the year, as per contract terms or customary on-account billing procedures. The unbilled revenues are valued based on actual time or estimated completion of services.

     Deferred Income Taxes--The deferred income tax assets recorded on the consolidated balance sheets represent the income tax effects of temporary differences between the tax basis of assets and their amounts for financial reporting purposes. Deferred income taxes arise from the recognition of these temporary differences.

     Property and Depreciation--The Company depreciates the cost of property and equipment over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for the principal classifications are as follows:

Furniture, fixtures and equipment                                        7 years
Computer hardware and software                                         3-5 years
Automobiles                                                              5 years
Leasehold improvements                                                3-10 years



     Capitalized Software and Development--The Company capitalizes costs associated with internally developed software or systems. These costs included external direct costs for services and payroll and payroll related costs for employees directly associated with developing internal-use software and systems. Such costs are amortized on a straight-line basis over five years.

     Goodwill and Other Intangible Assets--In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 was effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition was July, 2001 or later). SFAS 142 is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

     In connection with the application of SFAS 141 and SFAS 142, the Company initially recorded $4,050,294 as goodwill at the time of acquisition. The Company reviews goodwill and other intangible assets for impairment annually, or more frequently as events or circumstances arise. After
     considering   legal  factors,   business   climate,   potential  action  by
     regulators, key personnel and financial position, the Company believes there has been no impairment of goodwill and other intangible assets as of December 31, 2004 and 2003.

     Allowance for Doubtful Accounts--The Company creates a reserve for receivables that may become uncollectible. The amount of the reserve is based upon management's assessment of several factors including the review of aging experience.

     Revenue Recognition--Revenue is recognized as a claim file is being processed, based on the estimated rate at which services are provided or the actual value of time. The estimated rate at which services are provided is based on the average life of the claim and recognized as the claim enters different phases of the claims handling process. The full amount of revenue is recognized when the claim is closed or when the services have been completed.

     Deferred Income-- Deferred income represents the unearned portion of fixed fee arrangements or fixed percentages or net earned premiums, derived from insurance policies issued by clients. Deferred income is recognized into income based upon proportional performance.



3.    PROPERTY & PLANT

          The carrying value of depreciable assets as of December 31, 2004 is as follows:

                                                                                 Accumulated          Carrying
Classification                                                  Cost            Depreciation            Value

Furniture, fixtures and equipment                               $ 2,535,287       $ 734,907         $ 1,800,380
Computer hardware and software                                    1,655,333         856,337             798,996
Automobiles                                                           7,391           7,391
Leasehold improvements                                              670,658         217,972             452,686
Systems development                                               1,774,109         753,774           1,020,335
                                                                  ---------          -------           ---------

Total                                                           $ 6,642,778     $ 2,570,381         $ 4,072,397
                                                                ===========      ===========         ===========



      During 2004 depreciation expense was $1,179,752.

      The carrying value of depreciable assets as of December 31, 2003 is as follows:


                                                                                 Accumulated          Carrying
Classification                                                 Cost             Depreciation            Value

Furniture, fixtures and equipment                           $ 1,895,177           $ 418,839         $ 1,476,338
Computer hardware and software                                1,339,297             596,757             742,540
Automobiles                                                       7,391               6,097               1,294
Leasehold improvements                                          516,001             131,661             384,340
Systems development                                           1,323,744             423,454             900,290
                                                              ---------             -------             -------

Total                                                       $ 5,081,610         $ 1,576,808         $ 3,504,802
                                                            ===========         ===========         ===========



      During 2003, depreciation expense was $969,776.

4.    OTHER INTANGIBLE ASSETS

      Other intangible assets consist principally of trademarks and trade names and customer relationships. Customer relationships are amortized on a straight-line basis over an estimated useful life of 10 years. Trademarks and trade names and goodwill which are not amortized are assessed for impairment on an annual basis or more frequently as events or circumstances arise. Amortization of intangible assets charged to operations amounted to $250,000 for the years ended December 31, 2004 and 2003.

      Other intangible assets consist of the following at December 31, 2004:

                                                                                Accumulated         Carrying
Classification                                                   Cost           Amortization          Value

Amortized intangible assets:
   Customer relationships                                    $ 2,500,000        $ 750,000        $ 1,750,000
                                                             ===========        =========         ===========

Unamortized intangible assets:
   Trademarks and trade names                                  $ 500,000             $ -           $ 500,000
                                                               =========              ==            =========


      Other intangible assets consist of the following at December 31, 2003:

                                                                                Accumulated         Carrying
Classification                                                   Cost           Amortization          Value

Amortized intangible assets:
   Customer relationships                                    $ 2,500,000        $ 500,000        $ 2,000,000
                                                             ===========        =========         ===========

Unamortized intangible assets:
   Trademarks and trade names                                  $ 500,000             $ -           $ 500,000
                                                               =========              ==            =========


          The estimated amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $250,000 each year.


      5. LEASE COMMITMENTS

     The Company leases office space in each of the cities in which its offices are located and certain office equipment under operating leases. Rental expense for all operating leases totaled $2,702,028 in 2004 and $1,775,331 in 2003.

     Future minimum lease payments for operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2004 are as follows:



                         2005         2006         2007          2008          2009      Thereafter     Total

Office space        $ 1,992,398  $ 1,742,792   $ 1,388,674    $1,290,961   $1,049,961  $ 2,985,580  $ 10,450,366
Equipment               346,322      187,740        79,491        16,644          -             -        630,197
                        -------      -------        ------        ------         ----          ---       -------

Total               $ 2,338,720  $ 1,930,532   $ 1,468,165    $1,307,605   $1,049,961  $ 2,985,580  $ 11,080,563
                    ===========  ===========   ===========    ==========   ==========  ===========  ============



6.       CAPITAL LEASE OBLIGATIONS

     The Company leases certain office equipment and furniture under capital leases with terms up to 48 months. The leases expire between January 2005 and December 2008. The total amount of equipment and furniture financed by capital leases was $394,245 in 2004 and $364,871 in 2003. The total amount paid by the Company was $193,847 in 2004 and $127,223 in 2003.

     The carrying value of equipment held under capital leases, which is included in property, plant, and equipment in the financial statements, as of December 31, 2004 is as follows:


                                                                                Accumulated      Carrying
Classification                                                      Cost        Depreciation       Value

Equipment under capital lease                                     $ 912,624     $ 203,045       $ 709,579
                                                                  =========     =========       =========


      During 2004, depreciation expense was $100,400.

     The carrying value of equipment held under capital leases, which is included in property, plant, and equipment in the financial statements, as of December 31, 2003 is as follows:


                                                                                Accumulated       Carrying
Classification                                                      Cost        Depreciation        Value

Equipment under capital lease                                     $ 654,247     $ 102,645         $ 551,602
                                                                  =========     =========         =========



      During 2003, depreciation expense was $75,862.

7.    NOTES PAYABLE

     During 2002, the Company acquired loans of $5,000,000 and $4,000,000 from AIG and a commercial bank, respectively. The AIG loan was payable in sixty equal monthly installments commencing on February 18, 2002 with interest rate of prime plus 1.5 percent. The prime rate on January 1, 2003 was 4.25%.

     On June 17, 2003, the Company paid the AIG note down to $1,000,000, at which time the terms of the loan were renegotiated. The renegotiated loan is payable in 36 equal installments of $31,106, with interest at 7.50 %.

     The remaining annual principal payments applicable to the AIG note as of December 31, 2004 are as follows:

                       2005         2006         Total

                     $345,387    $182,621     $ 528,008
                     ========    ========     =========


     The remaining annual principal payments applicable to the AIG note as of December 31, 2003 are as follows:

                2004        2005          2006          Total

              $320,505    $345,387     $ 182,621     $ 848,513
              ========    ========     =========     =========



      The commercial loan is a revolving line of credit for a period of four years and is deemed automatically renewed for a successive term of one year thereafter. The interest rate on the revolving line of credit is the prime rate, 5.25% at December 31, 2004. Both the AIG and commercial bank loans require the Company to maintain a working capital of not less than $5,000,000 at all times and tangible net worth of $4,250,000, $4,750,000,
      $5,250,000 and $5,750,000 on December 31, 2002, 2003, 2004 and 2005,
      respectively. The Company was in compliance with requirements on both loans for December 31, 2004 and 2003.

8.    INCOME TAXES

      The provision for federal, state and local income taxes for the years ended December 31, 2004 and 2003 is comprised of the following:


                                                                 2004              2003

Current - Federal, state and local                           $ 5,123,382         $ 2,579,810
Deferred income tax benefit                                     (915,143)           648,421
                                                                --------            -------

                                                             $ 4,208,239         $ 3,228,231
                                                             ===========         ===========


     The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory Federal income tax rate to pre-tax income as follows:



                                                       2004                                   2003
Income Before Income Taxes and
   Minority Interest                               $ 10,442,275                           $ 9,000,469
Minority Interest in USTM Income                       (192,935)                             (172,109)
                                                       --------                              --------

Pre-tax Net Income                                 $ 10,249,340                           $ 8,828,360
                                                   ============                           ===========

Income Tax - Statutory Rate                         $ 3,587,269          35%              $ 3,089,926          35%
Meals & Entertainment                                    76,578           1%                   50,056           1%
State income taxes                                     (288,184)         -3%                 (217,625)         -2%
Other                                                     9,194           0%                 (315,912)         -4%
                                                          -----           -                  --------           -

Federal Total Income Tax Expense                      3,384,857          33%                2,606,445          25%

State Total Income Tax Expense                          823,382           8%                  621,786           7%
                                                        -------           -                   -------           -

Total Income Tax Expense                            $ 4,208,239          41%              $ 3,228,231          37%
                                                    ===========          ==               ===========          ==


     Net deferred income tax assets and (liabilities) consist of the following as of December 31, 2004 and 2003:


                                                                    2004                2003
Depreciation and amortization                                   $ (239,012)        $ (454,781)
Deferred income                                                  1,408,830            771,756
Allowance for doubtful accounts                                    193,550            157,500
Enterprise appreciation rights                                      35,350              9,100
                                                                    ------              -----
                                                               $ 1,398,718          $ 483,575
                                                               ===========          =========




9.    EMPLOYEE BENEFITS

     The Company has a voluntary employee savings plan (401(k) plan) in which eligible employees can contribute on a pretax basis a certain portion of their income. Matching contributions are made by the Company up to 6% of annual salary depending on the employees' years of service. The total cost of the plan to the Company was $632,401 in 2004 and $474,050 in 2003. The Company also has the following additional employee benefit plans: group life, health, dental, long-term disability and supplemental life insurance. The aggregate total of such additional employee benefit plan expense to the Company was $2,232,532 in 2004 and $2,109,851 in 2003.

10.   CONCENTRATION OF BUSINESS

     Approximately 30% of the Company's revenues in 2004 and 2003 were provided by one customer and its subsidiaries.

11.   FIDUCIARY ACCOUNT

     The Company holds money in escrow on behalf of certain clients. These escrow funds are used to pay losses and claim-related expenses on behalf of those clients. The payment of losses and claim-expenses does not affect the operating results of the Company. Neither the cash balances nor the related liabilities are included in the accompanying financial statements. The balance of the fiduciary accounts was $1,819,628 at December 31, 2004 and $1,667,824 at December 31, 2003.

12.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise as result of events that occur in the ordinary course of business. Although there can be no assurance as to the ultimate outcome of these matters, it is the opinion of the Company's management that the final disposition of such matters will not have a material adverse effect on the Company's financial position or results of operations.

13.   SUBSEQUENT EVENTS

     On June 10, 2005, the Company declared corporate distributions of $5,000,000, payable to the shareholders of record on the close of business on June 15, 2005. The Company also committed to pay corporate distributions of $341,382 payable to the shareholders of record on the close of business on June 30, 2005.

     On November 29, 2005, the Company declared corporate distributions totaling $20,000,000, payable to the shareholders of record on the close of business on November 29, 2005.

     On December 14, 2005, the Company entered into a $15,000,000 term loan and a $5,000,000 revolving loan facility. On the same date, the Company closed the $4,000,000 revolving loan facility that was entered into on January 18, 2002.

     On December 23, 2005 the Company announced the signing of a definitive agreement under which Odyssey Investment Partners LLC in partnership with the Company's Chairman & CEO, other members of the Company's senior management and Ward Partners, LLC will purchase the Company. The primary selling shareholder is Bexil Corporation.



                                     ******

YORK INSURANCE SERVICES GROUP INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF   OPERATING EXPENSES
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003


The following table represents the statements of operating expenses of York Insurance Services Group, Inc. for the years ended December 31, 2004 and 2003:


                                                2004                    2003

Salaries                                   $ 42,834,174            $ 27,888,574
Employee benefits                             3,225,881               2,798,208
Travel                                        1,425,828                 835,174
Automobiles                                   1,330,018               1,113,140
Rent and related expenses                     2,460,964               2,032,647
Equipment                                       672,853                 683,112
Printing and stationary                         723,692                 610,973
Communications                                1,917,145               1,704,209
Data processing                                 815,420                 760,268
Depreciation and other amortization           1,429,752               1,219,776
Service fees                                    577,973                 571,883
Loss adjustment expense                       2,523,550               2,382,554
Other                                           912,340                 989,133
                                                -------                 -------

Total operating expenses                   $ 60,849,590            $ 43,589,651
                                           ============            ============

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004, because of certain control deficiencies outlined below.

On June 15, 2005, the Company inadvertently filed the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "2004 Report") before all pending edits and reviews were completed. Because the edits and review procedures had not been completed, the Company's Chief Financial Officer determined that the Company's financial statements for the fiscal years ended December 31, 2004 and 2003 as filed should not be relied upon. On June 20, 2005, an amended 2004 Report was filed to correct certain errors which resulted from the inadvertent filing of the 2004 Report on June 15, 2005. The circumstances surrounding the inadvertent filing and a description of the edits which had not been completed are described in the Company's Current Report on Form 8-K dated June 16, 2005, and filed with the SEC on the same date.
In connection with the preparation of the 2004 Annual Report on Form 10KSB/A, management determined that deficiencies within its disclosure controls and procedures including internal control over financial reporting existed that related to the following: (1) the Company's internal controls over SEC filings were not adequate and required further strengthening, (2) the controls over the application of APB 18 regarding the classification of income from equity affiliates did not operate effectively and (3) the controls over the application of APB No. 20 did not operate effectively.
..

Changes in Internal Control Over Financial Reporting

There has been no change during the Company's fiscal quarter ended December 31, 2004 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 13. Exhibits

          (a) The following exhibits are incorporated as part of this 10-KSB annual report:

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

3.1-4 Articles of Amendment to the Charter filed on 06/20/2005 as Exhibit 3.1-4 to Bexil's Annual Report on Form 10-KSB/A are hereby incorporated by reference.

3.2 By-Laws filed on 03/29/2004 as Exhibit 4-b to Bexil's S-8, are hereby incorporated by reference.

4.1-1 Specimen common stock certificate filed on 06/20/2005 as Exhibit 4.1-1 to Bexil's Annual Report on Form 10-KSB/A are hereby incorporated by reference.

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

10.1-2 By-Laws of York Insurance Services Group, Inc. filed as Exhibit D to Bexil's Form N-8F on 12/05/2003, are hereby incorporated by reference.

16       Letter on change in certifying  accountant filed on 06/20/2005 as
         Exhibit 16 to Bexil's Annual Report on Form 10-KSB/A are hereby incorporated by reference

21       Subsidiaries  of the small business issuer filed on 06/20/2005 as
         Exhibit 21 to Bexil's Annual Report on Form 10-KSB/A are hereby incorporated by reference.


23. Consents of Independent Registered Public Accounting Firm.

      Deloitte & Touche LLP. Filed herewith.


24-1 Power of attorney -- Durable Power of Attorney of Charles A. Carroll filed on 06/20/2005 as Exhibit 24-1 to Bexil's Annual Report on Form 10- KSB/A are hereby incorporated by reference.

24-2 Power of attorney -- Durable Power of Attorney of Edward G. Webb, Jr. filed on 06/20/2005 as Exhibit 24-2 to Bexil's Annual Report on Form 10- KSB/A are hereby incorporated by reference.

24-3 Power of attorney -- Durable Power of Attorney of Bassett S. Winmill filed on 06/20/2005 as Exhibit 24-3 to Bexil's Annual Report on Form 10-KSB/A are hereby incorporated by reference.

24-4 Power of attorney -- Durable Power of Attorney of Douglas Wu filed on 06/20/2005 as Exhibit 24-4 to Bexil's Annual Report on Form 10-KSB/A are hereby incorporated by reference.

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

                                             BEXIL CORPORATION


March 1, 2006                                By:   /s/ Thomas O'Malley
                                             ------------------------------
                                             Thomas O'Malley
                                             Chief Financial Officer, Treasurer,
                                             Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 1, 2006       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Bassett S. Winmill, Chairman of the Board, Director
                          Thomas B. Winmill on behalf of Bassett S. Winmill by
                          Power of Attorney signed 12/11/01


March 1, 2006       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Thomas B. Winmill, Esq., President
                          Chief Executive Officer, General Counsel, Director


March 1, 2006       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Edward G. Webb, Jr., Director
                          Thomas B. Winmill on behalf of Edward G. Webb, Jr. by
                          Power of Attorney signed 12/11/01


March 1, 2006       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Charles A. Carroll, Director
                          Thomas B. Winmill on behalf of Charles A. Carroll by
                          Power of Attorney signed 12/11/01


March 1, 2006       By:   /s/ Thomas B. Winmill
                          ------------------------------------------------------
                          Douglas Wu, Director,
                          Thomas B. Winmill on behalf of Douglas Wu by Power of
                          Attorney signed 12/11/01

Exhibit 23. Consents of Independent Registered Public Accounting Firm


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-113996) of our report dated June 14, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the emphasis of matter described in Note 2) relating to the financial statements of Bexil Corporation, appearing in the Annual Report on Form 10-KSB/A-2 of Bexil Corporation for the year ended December 31, 2004.

/s/DELOITTE & TOUCHE LLP
Parsippany, NJ
March 1, 2006

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Thomas B. Winmill, certify that:

1. I have reviewed this Form 10-KSB/A-2 of Bexil Corporation;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:   March 1, 2006
/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer



Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Thomas O'Malley, certify that:

1  I have reviewed this Form 10-KSB/A-2 of Bexil Corporation;

2 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4 The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

a. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

b. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5 The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 1, 2006
/s/ Thomas O'Malley
Thomas O'Malley
Chief Financial Officer, Treasurer, Chief Accounting Officer

Exhibit 32.1

Certification of Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Bexil Corporation (the "Company") certifies that the Annual Report on Form 10-KSB/A-2 of the Company for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB/A-2 fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 1, 2006
/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer and President

Exhibit 32.2

Certification of Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Bexil Corporation (the "Company") certifies that the Annual Report on Form 10-KSB/A-2 of the Company for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB/A-2 fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 1, 2006
/s/ Thomas O'Malley
Thomas O'Malley
Chief Financial Officer, Treasurer, Chief Accounting Officer