Form 10KSB
period 2005-12-31
BEXIL CORP
filed 2006-03-31
CIK 1023714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
   X   Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2005

  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from ___________ to ___________

                                                Commission File Number 001-12233

                                Bexil Corporation
                 (Name of small business issuer in its charter)

Maryland                                                13-3907058
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

11 Hanover Square, New York, New York                                      10005
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  1-212-785-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
  Common Stock                                   American Stock Exchange
  Rights to Purchase Series A Participating      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $308,432

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006: 608,101 shares at $30.47 per share, or $18,528,837.

The number of shares outstanding of the issuer's classes of common equity, as of March 31, 2006: Common Stock, par value $.01 per share - 883,592 shares.


Item 1.         Description of Business.....................................................................................1
Item 2.         Description of Property.....................................................................................5
Item 3.         Legal Proceedings...........................................................................................5
Item 4.         Submission of Matters to a Vote of Security Holders.........................................................5
Item 5.         Market for the Company's Common Equity and Related Stockholder Matters......................................7
Item 6.         Management's Discussion and Analysis or Plan of Operation...................................................8
Item 7.         Financial Statements.......................................................................................11
Item 8.         Changes In and Disagreements With Accountants on Acounting and Financial Disclosure........................41
Item 8A.        Controls and Procedures....................................................................................41
Item 8B.        Other Information..........................................................................................41
Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance
                with Section 16(a) of the Exchange Act.....................................................................41
Item 10.        Executive Compensation.....................................................................................43
Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............45
Item 12.        Certain Relationships and Related Transactions.............................................................48
Item 13.        Exhibits...................................................................................................49
Item 14.        Principal Accountant Fees and Services.....................................................................50

                                     PART I

Item 1.           Description of Business

All of our periodic report filings with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our web site, www.bexil.com, including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our web site as soon as reasonably practicable after we electronically file or furnish such material to the SEC. All subsequent references to "Notes" refer to the Notes to Financial Statements located elsewhere in this Form 10-KSB.

Overview

Bexil Corporation, a Maryland corporation (the "Company"), is a holding company. We have 11 employees, none of whom are full time.

The Company was incorporated in 1996 under the laws of the State of Maryland as Bull & Bear U.S. Government Securities Fund, Inc., a non-diversified closed-end management investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). In October 1996, the Company's predecessor, a series of shares of Bull & Bear Funds II, Inc., an open-end management investment company, transferred its net assets to the Company in exchange for shares of the Company. The Company changed its name to Bexil Corporation in 1999. In 2002, the Company filed an application with the Securities and Exchange Commission (the "SEC") to terminate its registration as an investment company registered under the 1940 Act.

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

Bexil's primary holding is, and for the last three years has been, its fifty percent interest in privately held York Insurance Services Group, Inc. ("York"). York is an insurance services business process outsourcing company. Since the 1930's, York (through predecessor companies) has served as both an independent adjustment company and third party administrator providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. York's business units include the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting.

The Company's fifty percent interest in York is accounted for using the equity method and, therefore, our financial results are not consolidated with York's.

On December 23, 2005, the Company entered into an agreement for the sale ("Sale Agreement") of its fifty percent interest in York to York Insurance Acquisition, Inc. ("York Buyer"), a newly formed entity controlled by Odyssey Investment Partners, LLC ("Odyssey") and certain other investors for approximately $39 million in cash. A special committee of independent directors, have evaluated the fairness of the transaction, and the Board of Directors of Bexil have approved the transaction, which is subject to the approval of the holders of at least 50% of Bexil's outstanding common stock. Holders of approximately 32% of Bexil's stock have entered into an agreement in which they have agreed to vote their shares in favor of the sale and against any action that would reasonably be expected to prevent the transactions contemplated by the sale. On March 27, 2006, proxy material was mailed to stockholders seeking approval at a special meeting of stockholders scheduled for April 27, 2006. Completion of the transaction is also subject to the consummation of an agreement by the other fifty percent owner of York, Thomas C. MacArthur, to sell a portion and rollover a portion of his shares to York Buyer, and other conditions to closing.

If the sale does not receive shareholder approval the Sale Agreement will be terminated. The Sale Agreement obligates the Company to pay York Buyer its reasonable out-of-pocket expenses (including without limitation, all fees and expenses of counsel, accountants, investment bankers, experts, and consultants to York Buyer and its affiliates) incurred by York Buyer or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Sale Agreement and the agreement by the other fifty percent owner of York up to a maximum of $1,750,000 if the Sale Agreement is terminated for certain reasons, including if the sale of the Company's fifty percent interest in York is not approved by the stockholders of the Company.

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

Although there are a large number of property and casualty insurers, the major insurers, which account for a substantial portion of the insurance services market, typically maintain a staff of adjusters on their payrolls. Generally, insurers use this staff to adjust automobile and smaller property claims. Many insurers, however, also have internal adjusting staffs, which handle claims that are larger or more complicated. Nonetheless, to varying degrees, property and casualty insurers "outsource" claims adjusting, whether entirely, on a
multi-policy "program"   basis,   a   policy-by-policy   basis   or   on   an
adjustment-by-adjustment basis.

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

York generates revenues through separate and distinct contractual service arrangements with several carriers that are affiliates of each other (but not related to York) which, in aggregate, represented approximately 42% and 30% of York's revenue in 2005 and 2004, respectively. Approximately two thirds of this revenue is derived from third-party administrative ("TPA") services provided on industry-specific program business which also involves relationships with managing general agents ("MGA's") and trade associations which are an integral part of the buying decision.

York also manages claims for residual market plans in several states. Although York maintains a contractual relationship with the servicing carrier the selection of York as a TPA on these programs is influenced by each individual state plan, the servicing carrier which manages the plan, the state departments of insurance which oversee each plan and the representatives of insurance companies who serve on the boards of each plan. In the aggregate, residual market plans represented 27% and 32% of York's revenue in 2005 and 2004, respectively. Some of the carriers referred to above are also involved as the serving carrier on a portion of the residual market plans. It is York's position that each of these residual market plans is a separate customer relationship and as such, the customer concentration disclosure above does not reflect any business derived from the residual market plans.

Operations after the Sale of York Shares

Upon the sale of the York shares, the Company will seek to acquire and/or develop one or more businesses. There are no limits on the types of businesses or fields in which the Company may devote its assets. No businesses to acquire or develop have been identified by the Company at this time. The Company cannot predict what changes to its present business or operations would result from the sale of the York shares. We have no plans to dissolve and liquidate the Company. We may decide to use most of the proceeds from the sale to start up and develop a business or to explore other alternatives, such as an acquisition of or business combination with, another entity or entities. At this time our Board of Directors has not made any decision to pursue any of these options.

Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Annual Report on Form 10-KSB, may contain certain "forward looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward looking information as a result of various factors, including but not limited to those discussed below. Further, such forward looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, contain "forward looking information" and are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning. Forward looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward looking statements include the following: changes in general economic conditions in York's major geographic markets; occurrences of weather-related, natural and man-made disasters, changes in overall employment levels and associated injury rates in the United States; changes in the degree to which property and casualty insurance carriers outsource their claims handling functions; decisions by major insurance carriers and underwriters and brokers to expand their activities as third party administrators and adjusters, which would directly compete with York's business; the ability to identify new revenue sources not directly tied to the insurance underwriting cycle; the growth of alternative risk programs and the use of independent third party administrators such as York, as opposed to administrators affiliated with brokers or insurance carriers; the ability to develop or acquire information technology resources to support and grow York's business; the ability to recruit, train and retain qualified personnel; the renewal of existing major contracts with clients and York's ability to obtain such renewals and new contracts on satisfactory financial terms and the creditworthiness of its major clients; changes in accounting principles or application of such principles to York's business; and any other factors referenced or incorporated by reference in this report and any other publicly filed report. The risks included above are not exhaustive.

Other sections of this report may include reference to the additional factors which could adversely impact the Company's and York's business and financial performance. Moreover, the Company and York operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Company and York's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statement. The Company undertakes no obligation to revise or publicly release the results of any revisions to forward looking statements or to identify any new risk factors which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual future results.

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

Item 2.           Description of Property

The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The Company shares this office space of 3,800 square feet and various administrative and other support functions with Winmill & Co. Incorporated ("Winco"), Tuxis Corporation, and their affiliates (the "Affiliates") and pays an allocated cost based on an estimated assessment of use and other factors of the rent expense of jointly used office space and overhead expense of various jointly used administrative and support functions incurred by Winco. The Company incurred allocated rent and overhead costs of $92,271 and $124,000 for the years ended December 31, 2005 and 2004, respectively.

Item 3.           Legal Proceedings

From time to time, the Company is threatened or named as a defendant in litigation arising in the normal course of business. As of December 31, 2005, the Company was not involved in any litigation that, in the opinion of management, was reasonably likely to have a material adverse impact on the financial condition of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

During the fourth quarter of the 2005 fiscal year, the Annual Meeting of Stockholders ("Meeting") of the Company was held on November 10, 2005 to elect Edward G. Webb, Jr. and Thomas B. Winmill as Class I Directors with each to serve a three year term, and each until his successor is duly elected and qualifies. With regard to the proposal to elect to the Board of Directors the nominee, Edward G. Webb, Jr. as a Class I Director, 728,198 shares were voted in favor of and 41,799 shares were voted to withhold authority for the nominee. With regard to the proposal to elect to the Board of Directors the nominee, Thomas B. Winmill as a Class I Director, 750,232 shares were voted in favor of and 19,765 shares were voted to withhold authority for the nominee.

                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the American Stock Exchange under the symbol BXL. There are approximately 200 holders of record of Common Stock as of December 31, 2005. In addition, there are an indeterminate number of beneficial owners of Common Stock that are held in "street name." No dividends were paid on the Common Stock in the past year and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Common Stock during each quarterly period over the last two years were as follows:



                                                                           2005                                2004
                                                                      High         Low              High             Low
First Quarter                                                      $16.00        $14.25              $27.85       $16.10
Second Quarter                                                     $19.73        $12.25              $25.20       $17.65
Third Quarter                                                      $25.00        $17.90              $18.25       $15.25
Fourth Quarter                                                     $35.75        $23.21              $17.71       $15.75

Equity Compensation Plan Information


                                                                                                  Number of
                                                                         Weighted-                Shares
                                            Number of                    average exercise         remaining available
                                            shares to be issued          price of outstanding     for future issuance
                                            upon exercise of             options, warrants        under equity
                                            outstanding options          and rights               compensation plans
Equity Compensation Plans
    approved by security holders                   144,000                   $21.45                       31,918
Equity Compensation Plans not
    approved by security holders                        -                        -                           -
Total                                              144,000                   $21.45                       31,918
                                                   =======                   ======                       ======


Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities By The Issuer

None.

Stockholder Rights Plan

The Board of Directors has adopted a stockholder rights plan. To implement the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Bexil common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on November 21, 2005. Each right entitles the registered holder to purchase from Bexil one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on November 21, 2015. The rights are evidenced by the underlying Bexil common stock, and no separate preferred stock purchase rights certificates were distributed. The rights to acquire preferred stock will become exercisable only if a person or group, other than certain exempt persons, acquires or commences a tender offer for 10% or more of Bexil's common stock. If a person or group, other than certain exempt persons, acquires or commences a tender offer for 10% or more of Bexil's common stock, each holder of a right, except the acquirer, will be entitled, subject to Bexil's right to redeem or exchange the right, to exercise, at an exercise price of $67.50, the right for one one-thousandth of a share of Bexil's newly-created Series A Participating Preferred Stock, or the number of shares of Bexil common stock equal to the holder's number of rights multiplied by the exercise price and divided by 50% of the market price of Bexil's common stock on the date of the occurrence of such an event. Bexil's Board of Directors may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 10% or more of Bexil's common stock.


Item 6.          Management's  Discussion  and Analysis or Plan of Operation

Effective with a Securities and Exchange Commission order on January 6, 2004, the Company ceased to be an investment company under Section 8(f) of the Investment Company Act of 1940. As a registered investment company, the Company recorded its net assets at fair value (or market value). Upon de-registration, the Company began reporting its assets and liabilities on a historical cost basis. The Company effected the change as of January 1, 2004 because management deemed there to be no material change to in either fair value or historical cost of its net assets in the three business day period from January 1, 2004 to January 6, 2004. As a consequence, the Company changed its method of accounting for its fifty percent interest in York from the fair value method to the equity method. In addition, the Company changed its basis of accounting for its other investment from fair value to cost. For all other assets and liabilities fair value approximated cost at the time of de-registration. As such no additional transition adjustments were required. This transition resulted in a change in accounting principle, as described in Note 2 the financial statements, included below in Item 7 of this Annual Report.

Critical Accounting Estimates

Impairment of Goodwill. The Company initially recorded $1,500,000 of goodwill relating to the investment of York. The Company reviews goodwill for impairment annually. As part of this review the Company considers financial performance, legal factors, business climate, potential action by regulators, etc. The Company believes there has been no impairment of goodwill as of December 31, 2005.

2005 Compared to 2004

Total revenues of $308,432 in 2005 increased $144,689 or 88.4% compared to 2004. Revenues from consulting and other fees earned from York increased $59,000 due primarily to an increase in the consulting arrangement to $150,000 per annum in 2005 from $100,000 per annum in 2004. Dividend and interest income increased $85,689 or 168.9% due to larger investable cash balances and rising yields on our money market fund investments. Investable cash balances were larger primarily as a result of receiving $12,670,691 in cash dividends from York in 2005.

Total expenses of $2,352,262 in 2005 increased $1,325,505 or 129.1% compared to total expenses of $1,026,757 in 2004. Compensation and benefits increased $742,350 or 121.6% in 2005 compared to 2004. The increase was due to bonus payments totaling $815,625 paid to the Chief Executive Officer and the Executive Chairman as a result of the Company having entered into an agreement to sell its fifty percent interest in York (the "Proposed Sale"). This was partially offset by a decrease of approximately $100,000 in base salary expense in 2005 from 2004. Professional expenses increased $571,615 or 252.0% in 2005. This was due to an increase in audit and audit related expenses of approximately $226,000 as a result of the change in auditors in 2005. Legal expenses increased approximately $116,000 and other professional services increased approximately $208,000 arising from the Proposed Sale. The decrease in occupancy expenses was due to a decrease in allocated rent and occupancy expenses for jointly used office space and administrative support functions from affiliate Winco of $31,729. Communications expenses increased $42,008 or 74.7% due to expenses incurred from the Proposed Sale.

The Company recognized an impairment loss of $325,000 related to an investment in the common stock of a non-public entity in 2005. A valuation committee established by the Company determined that the decrease in fair value of the investment was other than temporary based upon the financial condition and near term prospects of the underlying investee.

The Company's income tax benefit decreased $110,673 or 41.4% in 2005 due primarily to a reduction in deferred tax assets.

The Company's equity in the earnings of York increased $800,343 or 28.5% in 2005, from $2,812,088 in 2004 to $3,612,431 in 2005. This increase is attributable to York's net income from 2004 to 2005.

Net income in 2005 was $1,400,222 compared to net income of $2,219,785 in 2004, representing a 36.9% decrease year to year. Net income on a per-share diluted basis was $1.59 in 2005, compared with $2.52 in 2004, representing a 37.1% decrease year to year.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be measured at fair value. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma disclosure in Note 4 to the financial statements) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. Under SFAS 123R, we must determine the appropriate fair value model to used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period stated. Management has adpoted SFAS 123R effective January 1, 2006, using the prospective method. As of January 1, 2006, deferred compensation expense for all unvested stock options was approximately $200,000. This amount will be amortized as a charge to income over the remaining vesting periods.


         Liquidity and Capital Resources

Historically, we have had adequate liquidity to fund our operations. In management's opinion, we should be able to generate adequate amounts of cash to meet our anticipated obligations. During the year ended December 31, 2005, working capital increased $9,900,633 due primarily from the cash dividends received from York.

The following table reflects the Company's working capital, total assets, long-term debt and shareholders' equity as of the dates indicated.


                                                                 December 31,
                                                                 ------------
                                                       2005                2004
       Working Capital                             $13,303,292          $ 3,402,659
       Total Assets                                $17,798,976          $15,114,564
       Long-Term Debt                              $         -          $         -
       Shareholders' Equity                        $17,007,457          $14,870,744


Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.



Item 7.           Financial Statements

Financial Statements required by Item 310(a) of Regulation S-B.

BEXIL CORPORATION                                                                                                   Page

Report of Independent Registered Public Accounting Firm                                                              12

Balance Sheet at December 31, 2005                                                                                   13

Statements of Income for the Years Ended December 31, 2005 and 2004                                                  14

Statements of Changes in Shareholders' Equity
   for the Years Ended December 31, 2005 and 2004                                                                    15

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004                                              16

Notes to Financial Statements                                                                                        17


YORK INSURANCE SERVICES GROUP, INC.

Independent Auditors' Report                                                                                         26

Consolidated Financial Statements for the Years Ended
   December 31, 2005 and 2004:

Balance Sheets                                                                                                       27

Statements of Income                                                                                                 28

Statements of Stockholders' Equity                                                                                   29

Statements of Cash Flows                                                                                             30

Notes to Financial Statements                                                                                        31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bexil Corporation
New York, NY

We have audited the accompanying balance sheet of Bexil Corporation as of December 31, 2005, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/DELOITTE & TOUCHE LLP
March 30, 2006
Parsippany, NJ

BEXIL CORPORATION

BALANCE SHEET


December 31, 2005

ASSETS

Current assets:
    Cash and cash equivalents                                                                  $ 14,088,835
    Receivables                                                                                    $ 10,334
                                                                                                   --------

      Total current assets                                                                       14,099,169
                                                                                                 ----------

Fifty percent interest in unconsolidated affiliate (Note 8)                                       1,865,226
Deferred taxes                                                                                    1,102,448
                                                                                                  ---------
                                                                                                  2,967,674
                                                                                                  ---------
      Total assets                                                                             $ 17,066,843
                                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                         $ 567,759
    Income taxes                                                                                    228,118
                                                                                                    -------
      Total current liabilities                                                                     795,877
                                                                                                    -------

Commitments and contingencies (Note 9)                                                                    -

Shareholders' equity
    Common stock, $0.01 par value, 9,900,000 shares authorized;
      879,592 shares issued and outstanding                                                           8,796
    Additional paid-in capital                                                                   12,642,163
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                                -
    Retained earnings                                                                             3,620,007
                                                                                                  ---------
      Total shareholders' equity                                                                 16,270,966
                                                                                                 ----------
      Total liabilities and shareholders' equity                                               $ 17,066,843
                                                                                               ============


See notes to the financial statements.

BEXIL CORPORATION

STATEMENTS OF INCOME

Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                                            2005                   2004
                                                                                       ----------------      ---------------

Revenues
    Consulting and other                                                                      $ 172,000            $ 113,000
    Dividends and interest                                                                      136,432               50,743
                                                                                       ----------------      ---------------

                                                                                                308,432              163,743
                                                                                       ----------------      ---------------

Expenses
    Employee compensation and benefits                                                        1,352,639              610,289
    Professional                                                                                798,460              226,845
    Occupancy                                                                                   102,896              133,364
    Communicaitons                                                                               98,267               56,259
                                                                                       -----------------     ---------------

                                                                                              2,352,262            1,026,757
                                                                                       -----------------     ---------------

Realized gain (loss) on investments                                                            (325,000)               3,417
                                                                                       -----------------     ---------------

Loss before income taxes and equity in earnings of
    York Insurance Services Group, Inc.                                                      (2,368,830)            (859,597)

Income tax benefit                                                                             (156,621)            (267,294)

Equity in earnings of York Insurance Services Group, Inc.                                     3,612,431            2,812,088
                                                                                       -----------------     ---------------

Net income                                                                                   $1,400,222           $2,219,785
                                                                                       =================     ===============

Per share net income:

    Basic                                                                                        $ 1.59               $ 2.52
    Diluted                                                                                      $ 1.59               $ 2.52

Average shares outstanding:
    Basic                                                                                       879,592              879,591
    Diluted                                                                                     882,521              879,591

See notes to the financial statements.

BEXIL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                              Common Stock
                                                                                       Additional                        Total
                                                Net Assets                              Paid-In          Retained     Shareholders'
                                             (Predecessor Basis) Shares    Par Value    Capital          Earnings        Equity

Balance, December 31, 2003                     $ 15,148,086     879,592     $    -   $       -          $        -      $          -

Adjustment from predecessor basis (Note 2)
    Allocated balance as of January 1, 2004     (15,148,086)          -      8,796     9,437,231         5,702,059       15,148,086
    Transitional adjustment                               -           -          -    (2,497,127)                -       (2,497,127)
    Retained earnings                                     -           -          -     5,702,059        (5,702,059)               -
Net income                                                -           -          -             -         2,219,785        2,219,785
                                                 ----------  ----------  ----------   ----------        -----------      -----------

Balance, December 31, 2004                                -     879,592      8,796    12,642,163         2,219,785       14,870,744

Net income                                                -           -          -             -         1,400,222        1,400,222
                                                 ----------  ----------  ----------   ----------        -----------      -----------

Balance, December 31, 2005                              $ -     879,592     $8,796   $12,642,163        $3,620,007      $16,270,966
                                                 ==========  ==========  ==========   ===========       ===========      ===========



See notes to the financial statements.

BEXIL CORPORATION

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                                                  2005               2004
                                                                                            ----------------   ----------------
Cash flows from operating activities

    Net income                                                                                  $ 1,400,222        $ 2,219,785

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Equity in earnings of York Insurance Services Group, Inc.                                (3,612,431)        (3,020,550)
        Dividends from York Insurance Services Group, Inc.                                       11,535,917                  -
        Realized loss (gain) on investments                                                         325,000             (3,417)
        Increase in deferred taxes                                                                 (884,455)           (95,006)
    (Increase) decrease in receivables                                                               (8,729)             4,282
    Increase in income taxes payable                                                                252,115             21,171
    Increase (decrease) in other liabilities                                                        345,111            (22,950)
                                                                                            ----------------   ----------------

      Net cash provided by (used in) operating activities                                         9,352,750           (896,685)
                                                                                            ----------------   ----------------

Cash flows from investing activities

Maturity of investment                                                                            5,000,000          4,300,000
Purchase of investment                                                                           (5,000,000)            (1,605)
Dividend return of investment from York Insurance Services Group, Inc.                            1,134,774                  -
                                                                                            ----------------   ----------------

      Net cash provided by investing activities                                                   1,134,774          4,298,395
                                                                                            ----------------   ----------------

      Net increase in cash and cash equivalents                                                  10,487,524          3,401,710

Cash and cash equivalents
    Beginning of year                                                                             3,601,311            199,601
                                                                                            ----------------   ----------------

    End of year                                                                                $ 14,088,835        $ 3,601,311
                                                                                            ================   ================

Supplemental disclosure:
    Income taxes paid                                                                             $ 475,719           $ 62,250


See notes to the financial statements.

BEXIL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization Bexil Corporation (the "Company"), a Maryland corporation, is a holding company. We have 11 employees. The Company's primary holding is a fifty percent interest in privately held York Insurance Services Group, Inc. ("York"). Our fifty percent interest in York is accounted for using the equity method, and therefore our financial results are not consolidated with York's.

The Company was incorporated in 1996 under the laws of the State of Maryland as Bull & Bear U.S. Government Securities Fund, Inc., a non-diversified closed-end management investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). In October 1996, the Company's predecessor, a series of shares of Bull & Bear Funds II, Inc., an open-end management investment company, transferred its net assets to the Company in exchange for shares of the Company. The Company changed its name to Bexil Corporation in 1999. In 2002, the Company filed an application with the Securities and Exchange Commission (the "SEC") to terminate its registration as an investment company registered under the 1940 Act.

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

York Insurance Services Group, Inc. - Business

York is a privately owned insurance services business process outsourcing company. Since the 1930's, York (through predecessor companies) has served as both an independent adjustment company and third party administrator providing claims data and risk related services to insurance companies, self insureds, and intermediaries throughout the United States. More recently, York has established business units in the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting markets.

Basis of Presentation
The Company's fifty percent interest in York is accounted using the equity method and, therefore, our financial results are not consolidated with York's. As fully described in Note 2 to the financial statements, effective January 1, 2004, the Company changed its method of accounting for its fifty percent interest in York from the fair value method to the equity method. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Cash and Cash Equivalents
Investments  in  money  market  funds  and  short-term   investments  and  other
marketable securities maturing in 90 days or less are considered to be cash equivalents. At December 31, 2005, the Company held approximately $13,800,000 in a money market fund.

Investment in Unconsolidated Affiliate
Our fifty percent interest in York is accounted for using the equity method, and therefore, our financial results are not consolidated with York's. See Note 2 to the financial statements for a description of the transitional adjustment that occurred during the first quarter of 2004.

Other Investments
The Company carries its investments in securities other than marketable securities maturing in 90 days or less at the lower of cost or estimated net realizable value.

Income Taxes
The Company's method of accounting for income taxes conforms to the Financial Accounting Standards Board ("FASB")'s Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Reporting Segment
The Company's operations are organized around insurance services and classified into one group: insurance services. The chief operating decision maker reviews and considers the reports of York and York's consolidated subsidiaries as the key decision making information.

Earnings  Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by applying the treasury stock method where the weighted average number of common shares outstanding is adjusted for the incremental shares attributed to potentially dilutive securities including outstanding exercisable options to purchase common stock during the period. The following table sets forth the computation of basic and diluted earnings per share:



                                                                                                  2005                  2004
                                                                                           -------------------   -------------------
Numerator for basic and diluted earnings per share:
Net income                                                                                         $1,400,222            $2,219,785
                                                                                           ===================   ===================

Denominator for basic earnings per share:
Weighted-average shares                                                                               879,592               879,591
Effect of dilutive securities:
Employee stock options                                                                                  2,929                     -
                                                                                           -------------------   -------------------

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversion                                               882,521               879,591
                                                                                           ===================   ===================


Per share net income:
Basic                                                                                                  $ 1.59                $ 2.52
Diluted                                                                                                $ 1.59                $ 2.52



Dilutive securities consisting of stock options were excluded if their effect was anti-dilutive. There were options to purchase 121,000 and 143,000 shares of common stock for the years ended December 31, 2005 and 2004, respectively, that were excluded from earnings per share because their effect was anti-dilutive.

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

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be measured at fair value. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma disclosure in Note 4 to the financial statements) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. Under SFAS 123R, we must determine the appropriate fair value model to used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period stated. Management has adpoted SFAS 123R effective January 1, 2006, using the prospective method. As of January 1, 2006, deferred compensation expense for all unvested stock options was approximately $200,000. This amount will be amortized as a charge to income over the remaining vesting periods.

2. CHANGE IN ACCOUNTING PRINCIPLE

Effective with an SEC order on January 6, 2004, the Company ceased to be an investment company pursuant to Section 8(f) of the 1940 Act. As a registered investment company, the Company recorded its net assets at fair value (or market value). Upon de-registration, the Company began reporting its assets and liabilities on a historical cost basis. The Company effected the change as of January 1, 2004 because management deemed there to be no material change in either the fair value or historical cost of its net assets in the three business day period from January 1, 2004 to January 6, 2004.

As a consequence of de-registration, the Company changed its method of accounting for its fifty percent interest in York from the fair value method to the equity method. In addition, the Company changed its basis of accounting for its other investment from fair value to cost. For all other assets and liabilities, fair value approximated cost and no additional transition adjustment was required.

The effect of the change in accounting principle resulted in a cumulative transition adjustment made to additional paid-in capital is as follows:



Opening retained earnings January 1, 2004                                                             $ 5,702,060
                                                                                              --------------------

Effect for the change in accounting principle:
    Investment in York
      Equity at January 1, 2004                                                                         6,402,936
      Goodwill at January 1, 2004                                                                       1,500,000
      Fair value at December 31, 2003                                                                 (15,695,280)
                                                                                              --------------------

Net change for the accounting principle                                                                (7,792,344)

Deferred tax charge related to fair value accounting                                                    5,712,876
Deferred tax charge related to equity method accounting for York                                         (441,265)
Other investments                                                                                          23,605
                                                                                              --------------------

Transitional adjustment from fair value under predecessor basis                                        (2,497,128)
                                                                                              --------------------

Cumulative transitional adjustment                                                                    $ 3,204,932
                                                                                             ====================



3. OTHER INVESTMENTS

The Company recognized an impairment loss of $325,000 and $0 related to an investment in the common stock of a non-public entity for the years ended December 31, 2005 and 2004, respectively. A valuation committee established by the Company determined that the decrease in fair value of the investment was other than temporary based upon the financial condition and near term prospects of the underlying investee.

4. STOCK OPTIONS

On March 25, 2004, the Company's shareholders approved the adoption of the 2004 Incentive Compensation Plan ("Plan"), which provides for the granting of a maximum of 175,918 options to purchase common stock to directors, officers and key employees of the Company or its affiliates. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service.

The  Company  applies  Accounting  Principles  Board  ("APB")  Opinion  No.  25,
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Disclosure of pro forma compensation cost for the Company's plan is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table presents the Company's pro forma net income for the years ended December 31, 2005 and 2004, respectively, assuming the Company had used the fair value method (SFAS 123) to recognize compensation expense with respect to options:


                                                                                            Year Ended December 31,
                                                                                         2005                     2004

Net income - as reported                                                              $ 1,400,222            $ 2,219,785

Less total employee stock option expense determined
under fair value method, net of related tax effects                                      (103,981)              (580,665)
                                                                                         ---------              ---------

Pro forma net income                                                                  $ 1,296,241            $ 1,639,120
                                                                                      ===========            ===========

Earnings per share - Basic:
As reported                                                                                $ 1.59                 $ 2.52
Pro forma                                                                                  $ 1.47                 $ 1.86

Earnings per share - Diluted:
As reported                                                                                $ 1.59                 $ 2.52
Pro forma                                                                                  $ 1.47                 $ 1.86

Shares - Basic                                                                            879,592                879,591
Shares - Diluted                                                                          882,521                879,591

The fair value of options  granted were estimated at the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:


                                                                                  Year Ended December 31,
                                                                                  2005                2004

Expected life (in years)                                                           5                   3
Risk-free interest rate                                                       4.11 - 4.49%            2.7%
Expected volatility                                                             49 - 51%              48%
Dividend yield                                                                     -                   -

The following table summarizes information about stock options outstanding:


                                                                       Shares Under           Weighted Average
                                                                          Option               Exercise Price
----------------------------------------------------------------  -----------------------  -----------------------

Balance, December 31, 2003                                                             -                  $     -

Granted                                                                          147,500                  $ 21.47
Forfeited                                                                         (4,500)                 $ 21.59
                                                                  -----------------------

Balance, December 31, 2004                                                       143,000                  $ 21.47

Granted                                                                            8,000                  $ 21.19
Forfeited                                                                         (7,000)                 $ 21.59
                                                                  -----------------------

Balance, December 31, 2005                                                       144,000                  $ 21.45
                                                                  =======================

The following table summarized information about stock options outstanding at December 31, 2005:

                                               Weighted-Average                                                  Weighted-Average
     Range of                                      Remaining        Weighted-Average                            Exercise Price of
  Exercise Price      Options Outstanding      Contractual Life      Exercise Price      Options Exercisable   Exercisable Options
-------------------- -----------------------  -------------------- -------------------- ---------------------- ---------------------

 $ 16.30 - $ 19.50                    28,000        3.98                $ 17.54                 21,000               $ 16.37
 $ 21.59 - $ 24.00                   116,000        3.36                $ 22.51                 78,214               $ 22.13
                     -----------------------                     ----------------------        -------

                                     144,000        3.41                $ 21.45                 99,214               $ 20.91
                     =======================                     ======================        =======

5. 401(k) PLAN

The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by affiliate Winmill & Co. Incorporated. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total plan expense for the years ended December 31, 2005 and 2004 was $19,668 and $13,337, respectively.

6. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                                                        2005                    2004
                                                                --------------------    --------------------

Current provision:
    Federal                                                              $        -               $       -
    State and local                                                         727,834                  36,175
                                                                --------------------    --------------------

      Total current provision                                               727,834                  36,175
                                                                --------------------    --------------------

Deferred provision (benefit):
    Net operating loss                                                     (234,729)               (303,469)
    Equity in earnings of York                                             (649,726)                      -
                                                                --------------------    --------------------

      Total deferred provision (benefit)                                   (884,455)               (303,469)
                                                                --------------------    --------------------

Total provision (benefit) for income taxes                               $ (156,621)             $ (267,294)
                                                                ====================    ====================



At December 31, 2005, deferred taxes were $1,102,448 comprised of net operating and capital loss carryforwards.

At December 31, 2005, the net operating loss carryforwards of $2,363,925 expire as follows: $658,200 in 2022, $572,400 in 2023, $895,800 in 2024, and $237,525
in 2025.

Except for as noted below, there was no difference in 2005 and 2004 between the effective tax rate and the statutory tax rate.

The provision for income taxes differs from the federal statutory income tax rate as a result of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.

7. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Tuxis Corporation ("Tuxis"), and their affiliates (collectively with Bexil, the "Affiliates"). At December 31, 2005, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 222,644 shares of the Company and 224,665 shares of Tuxis, or 25% and 23%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees. At December 31, 2005, the Company had a payable to MMC for compensation and benefit expenses of $1,951.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. At December 31, 2005, the Company had a receivable from Winco related to these costs of $7,729. The Company incurred allocated rent and overhead costs of $92,271 and $124,000 for the years ended December 31, 2005 and 2004, respectively.

The Company earned fees of $172,000 and $113,000 from York for consulting services and for service on York's board of directors for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company had a $1,000 receivable for directors fee.

On December 22, 2005, the Company entered into an expense sharing agreement among York and the other fifty percent stockholder of York for interest and other expenses related to a bank loan obtained by and for use by York. The expense sharing agreement has a limited duration of approximately six months and will end on June 30, 2006. The loan is for $15,000,000 bearing interest at LIBOR plus 1.5%. Under the expense sharing agreement the Company will bear 50% of the interest expense. The Company will also bear two-thirds of other agreed upon expenses up to a maximum in total of approximately $197,000. As of December 31, 2005, the Company has incurred expenses of approximately $116,000 related to the expense sharing agreement.

8. INVESTMENT IN UNCONSOLIDATED AFFILIATE



Summarized condensed financial information for York is as follows:
                                                                                            Year ended December 31,
York Insurance Services Group, Inc.                                                        2005                  2004

Revenues                                                                               $ 75,241,609          $ 71,512,418

Expenses                                                                                 63,186,888            60,952,590

Net income                                                                                7,224,861             6,041,101

Working capital                                                                           8,727,146            14,169,125

Total assets                                                                             30,444,192            35,481,110

Long term debt                                                                           13,834,609             1,209,949

Shareholder's equity                                                                        730,452            18,846,973



York is a fifty percent owned unconsolidated affiliate accounted for by the equity method. The Company's cost of its fifty percent interest in York exceeds the underlying equity in net assets as follows during 2005.


Equity in net assets of York                                                                $ 365,226
Goodwill                                                                                    1,500,000
                                                                                     -----------------

    Carrying value                                                                        $ 1,865,226
                                                                                     =================

The carrying value of the Company's investment in York of $1,865,226 at December 31, 2005 is reviewed by the Company for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

The equity method good will of $1,500,000 is not amortized. The Company reviews the goodwill balance for impairment and considers changes in events or circumstances that would impair the valuation. The Company believes their has been no impairment of goodwill as of December 31, 2005.

9. CONTINGENCIES

At December 31, 2005 there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's financial statements.

10. CAPITAL STOCK

On November 10, 2005, the Board of Directors authorized the reclassification of 100,000 unissued shares of common stock of the Company (from among the 10,000,000 shares of common stock, $0.01 par value, of the Company which are authorized) into 100,000 shares of Series A Participating Preferred Stock, par value $0.01 per share, of the Company.

11. STOCKHOLDER RIGHTS PLAN

The Board of Directors has adopted a stockholder rights plan. To implement the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Bexil common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on November 21, 2005. Each right entitles the registered holder to purchase from Bexil one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on November 21, 2015. The rights are evidenced by the underlying Bexil common stock, and no separate preferred stock purchase rights certificates were distributed. The rights to acquire preferred stock will become exercisable only if a person or group, other than certain exempt persons, acquires or commences a tender offer for 10% or more of Bexil's common stock. If a person or group, other than certain exempt persons, acquires or commences a tender offer for 10% or more of Bexil's common stock, each holder of a right, except the acquirer, will be entitled, subject to Bexil's right to redeem or exchange the right, to exercise, at an exercise price of $67.50, the right for one one-thousandth of a share of Bexil's newly-created Series A Participating Preferred Stock, or the number of shares of Bexil common stock equal to the holder's number of rights multiplied by the exercise price and divided by 50% of the market price of Bexil's common stock on the date of the occurrence of such an event. Bexil's Board of Directors may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 10% or more of Bexil's common stock.

12. SALE OF YORK

On December 23, 2005, the Company entered into an agreement for the sale ("Sale Agreement") of its fifty percent interest in York to York Insurance Acquisition, Inc. ("York Buyer"), a newly formed entity controlled by Odyssey Investment Partners, LLC ("Odyssey") and certain other investors for approximately $39 million in cash. A special committee of independent directors, having evaluated the fairness of the transaction, and the Board of Directors of Bexil have approved the transaction, which is subject to the approval of the holders of at least 50% of Bexil's outstanding common stock. Holders of approximately 32% of Bexil's stock have entered into an agreement in which they have agreed to vote their shares in favor of the sale and against any action that would reasonably be expected to prevent the transactions contemplated by the sale. On March 27, 2006, proxy material was mailed to stockholders seeking approval at a special meeting of stockholders scheduled for April 27, 2006. Completion of the transaction is also subject to the consummation of an agreement by the other fifty percent owner of York, Thomas C. MacArthur, to sell a portion and rollover a portion of his shares to York Buyer, and other conditions to closing.

If the sale does not receive shareholder approval the Sale Agreement will be terminated. The Sale Agreement obligates the Company to pay York Buyer its reasonable out-of-pocket expenses (including without limitation, all fees and expenses of counsel, accountants, investment bankers, experts, and consultants to York Buyer and its affiliates) incurred by York Buyer or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Sale Agreement and the agreement by the other fifty percent owner of York up to a maximum of $1,750,000 if the Sale Agreement is terminated for certain reasons, including if the sale of the Company's fifty percent interest in York is not approved by the stockholders of the Company.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of York Insurance Services Group, Inc. and Subsidiaries
Parsippany, New Jersey

     We have audited the accompanying consolidated balance sheets of York Insurance Services Group, Inc. and subsidiaries (the "Company") as of December
31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of operating expenses for York Insurance Services Group, Inc. and Subsidiaries, for the years ended December 31 2005 and 2004, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplemental schedule is the responsibility of the Company's management. Such supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP
March 28, 2006
Parsippany, NJ

YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

ASSETS                                                                                             2005              2004

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $  1,614,105      $ 5,106,919
  Accounts receivable, less allowance for doubtful accounts of $840,000 and 553,000             15,890,855       11,742,609
  Unbilled revenue                                                                               1,982,282        8,714,865
  Deferred income taxes                                                                          1,839,712        1,425,306
  Prepaid expenses and other current assets                                                      1,145,578          930,043
                                                                                                 ---------          -------
                                                                                                                          -
           Total current assets                                                                 22,472,532       27,919,742
                                                                                                ----------       ----------
                                                                                                                          -
PROPERTY AND PLANT
  Furniture, fixtures and equipment Net                                                          4,418,308        4,072,397
                                                                                                                          -
OTHER ASSETS:
  Other intangible assets Net                                                                     2,000,000        2,250,000
  Goodwill                                                                                        1,050,294        1,050,294
  Other                                                                                             503,058          188,677
                                                                                                    -------          -------
                                                                                                                           -
           Total other assets                                                                     3,553,352        3,488,971
                                                                                                  ---------        ---------
                                                                                                                           -
TOTAL                                                                                          $ 30,444,192     $ 35,481,110
                                                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                             $    834,038     $  2,215,555
  Accrued payroll expenses                                                                        1,857,896        1,614,685
  Accrued expenses                                                                                  742,683          795,784
  Accrued sub-contractors' fees                                                                           -        3,151,990
  Taxes payable                                                                                   1,125,488          719,460
  Current portion of deferred income                                                              6,205,693        4,553,345
  Current portion of note payable                                                                 2,586,207          345,386
  Current portion of capital lease obligation                                                       261,011          244,001
  Other current liabilities                                                                         132,370          110,411
                                                                                                    -------          -------
                                                                                                                           -
           Total current liabilities                                                             13,745,386       13,750,617
                                                                                                 ----------       ----------
                                                                                                                           -
NONCURRENT LIABILITIES:
  Deferred income                                                                                   344,614          505,927
  Notes payable                                                                                  13,834,609        1,209,949
  Capital lease obligation                                                                          292,176          416,129
  Deferred income taxes                                                                             498,249           26,588
  Other                                                                                             641,594          363,280
                                                                                                    -------          -------
                                                                                                                           -
           Total noncurrent liabilities                                                          15,611,242        2,521,873
                                                                                                 ----------        ---------

MINORITY INTEREST                                                                                   357,112          361,647
                                                                                                    -------          -------

STOCKHOLDERS' EQUITY:
  Common stock -no par value, 1,000 shares authorized,
    1,000 shares issued and outstanding                                                                   -                -
  Additional paid-in capital                                                                      3,000,000        3,000,000
  Retained (deficit)/earnings                                                                    (2,269,548)      15,846,973
                                                                                                 ----------       ----------
                                                                                                                           -
           Total stockholders' equity                                                               730,452       18,846,973
                                                                                                    -------       ----------
                                                                                                                           -
TOTAL                                                                                          $ 30,444,192     $ 35,481,110
                                                                                               ============     ============

See notes to consolidated financial statements.

YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


                                                                                                   2005                2004

REVENUE                                                                                        $ 75,241,609       $ 71,512,418

OPERATING EXPENSES                                                                               63,186,888         60,952,590
                                                                                                 ----------         ----------

INCOME FROM OPERATIONS                                                                           12,054,721         10,559,828
                                                                                                 ----------         ----------

OTHER INCOME AND DEDUCTIONS:
  Investment income                                                                                  63,849             38,136
  Interest expense                                                                                 (148,962)          (155,689)
                                                                                                   --------           --------


                                                                                                    (85,113)          (117,553)
                                                                                                    -------           --------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                                 11,969,608         10,442,275
                                                                                                 ----------         ----------

PROVISION FOR INCOME TAXES                                                                       (4,364,112)        (4,208,239)

MINORITY INTEREST IN USTM INCOME                                                                   (380,635)          (192,935)
                                                                                                   --------           --------

NET INCOME                                                                                      $ 7,224,861        $ 6,041,101
                                                                                                ===========        ===========

See notes to consolidated to financial statements.


YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


                                                                                                 2005                 2004

COMMON STOCK:                                                                              $         -           $        -
ADDITIONAL PAID-IN CAPITAL
  Balance- Beginning of year                                                                 3,000,000            3,000,000
                                                                                             ---------            ---------
  Balance-End of year                                                                        3,000,000            3,000,000
                                                                                             ---------            ---------

RETAINED (DEFICIT)/EARNINGS:
  Balance- Beginning of year                                                                15,846,973            9,805,872
  Net income                                                                                 7,224,861            6,041,101
  Corporate distributions                                                                  (25,341,382)                   -
                                                                                           -----------           -----------
  Balance-End of year                                                                       (2,269,548)          15,846,973
                                                                                            ----------           ----------

TOTAL STOCKHOLDERS' EQUITY -End of year                                                    $   730,452         $ 18,846,973
                                                                                           ===========         ============


See notes to consolidated financial statements.


YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


                                                                                               2005                       2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 7,224,861               $ 6,041,101
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                            1,596,623                 1,429,752
    Bad debt expense                                                                           306,296                   154,740
    Loss on disposition of fixed assets                                                         50,960                     1,004
    Changes in:
      Accounts receivable                                                                   (4,454,542)               (4,129,237)
      Unbilled revenues                                                                      6,732,583                (7,002,628)
      Minority interest                                                                        380,635                   192,935
      Deferred income taxes                                                                     57,255                  (915,143)
      Prepaid expenses and other current assets                                               (215,535)                 (370,080)
      Other noncurrent assets                                                                 (314,381)                  (22,379)
      Accounts payable                                                                      (1,381,517)                1,735,265
      Accrued payroll expenses                                                                 243,211                 1,115,344
      Accrued expenses                                                                         (53,101)                  446,414
      Accrued sub-contractors' fees                                                         (3,151,990)                3,151,990
      Taxes payable                                                                            406,028                 1,149,399
      Deferred income                                                                        1,491,035                 1,801,731
      Other payables                                                                           300,272                    80,943
                                                                                               -------                    ------

           Net cash provided by operating activities                                         9,218,693                 4,861,151
                                                                                             ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                (1,591,939)               (1,355,656)
  Net proceeds from sale of fixed assets                                                         2,959                     1,550
                                                                                                 -----                     -----
           Net cash used in investing activities                                            (1,588,980)               (1,354,106)
                                                                                            ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Corporate distributions                                                                  (25,341,382)                        -
  Repayment of notes payable                                                                14,865,481                  (811,679)
  Repayment of capital lease obligations                                                      (261,456)                 (193,847)
  Partnership distributions                                                                   (385,170)                 (100,001)
                                                                                              --------                  --------
           Net cash used in financing activities                                           (11,122,527)               (1,105,527)
                                                                                           -----------                ----------

NET INCREASE / (DECREASE) IN CASH                                                           (3,492,814)                2,401,518
CASH AND CASH EQUIVALENTS-Beginning of year                                                  5,106,919                 2,705,401
                                                                                             ---------                 ---------

CASH AND CASH EQUIVALENTS-End of year                                                     $  1,614,105              $  5,106,919
                                                                                          ============              ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid-income taxes                                                                  $  3,714,140               $ 4,011,427
                                                                                          ============               ===========

  Cash paid-interest                                                                        $  142,392               $   155,689
                                                                                            ==========               ===========

See notes to consolidated financial statements.


YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements include York Insurance Services Group, Inc., its wholly owned subsidiaries, York Claims Service, Inc., York Claims Service, Inc. - Florida, York Special Investigations, Inc., York Claims Service of Nevada, Inc. and its 50 percent investment in USTM. York Claims Service, Inc. and York Claims Service, Inc. - Florida, Inc. provide comprehensive claims services and third-party administration for insurance carriers, self-insureds, municipalities, brokers and other intermediaries. York Special Investigations, Inc. offers surveillance investigation in addition to other special investigation services.

Investment in USTM Partnership-The Company's 50 percent investment in USTM is fully consolidated and a minority interest is recorded to account for the minority interest holder's proportionate share of net equity and net income in USTM.

Management's Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are primarily used in the determination of unbilled revenue, deferred income and allowance for doubtful accounts. Actual results may differ from those estimates.

Cash Equivalents- The Company considers money market funds and highly liquid debt instruments purchased with original maturity dates of three months or less to be cash equivalents.

Unbilled Revenue- Unbilled revenue represents work performed on client files that have not been invoiced at the end of the year, as per contract terms or customary on-account billing procedures. The unbilled revenues are valued based on actual time or estimated completion of services.

Deferred Income Taxes- The deferred income tax assets and liabilities recorded on the consolidated balance sheets represent the income tax effects of temporary differences between the tax basis of assets and their amounts for financial reporting purposes. Deferred income taxes arise from the recognition of these temporary differences.

Property and Depreciation- The Company depreciates the cost of property and equipment over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for the principal classifications are as follows:

                                                               Estimated
Classification                                                Useful Lives

Furniture, fixtures and equipment                               7 years
Computer hardware and software                                  3-5 years
Automobiles                                                     5 years
Leasehold improvements                                          3-10 years


Capitalized Software and Development- The Company capitalizes costs associated with internally developed software or systems. These costs included external direct costs for services and payroll and payroll related costs for employees directly associated with developing internal-use software and systems. Such costs are amortized on a straight-line basis over five years.

Goodwill and Other Intangible Assets- The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. If an impairment exists, a writedown to fair value (normally measured by discounting estimated future cash flows) is recorded.

Intangible assets with finite lives are amortized on the straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

After considering legal factors, business climate, potential action by regulators, key personnel and financial position, the Company believes there has been no impairment of goodwill and other intangible assets as of December 31, 2005 and 2004.

Allowance for Doubtful Accounts- The Company creates a reserve for receivables that may become uncollectible. The amount of the reserve is based upon management's assessment of several factors including the review of aging experience.

Revenue Recognition- Revenue is recognized as a claim file is being processed, based on the estimated rate at which services are provided or the actual value of time. The estimated rate at which services are provided is based on the average life of the claim and recognized as the claim enters different phases of the claims handling process. The full amount of revenue is recognized when the claim is closed or when the services have been completed.

Deferred Income- Deferred income represents the unearned portion of fixed fee arrangements or fixed percentages of net earned premiums of carriers, derived from insurance policies issued by clients. Deferred income is recognized into income based upon proportional performance.

3.       CORPORATE DISTRIBUTIONS

The Company declared and paid corporate distributions of $25,341,382 and $0, to the shareholders of record for the years ended December 31, 2005 and 2004, respectively.

4.       PROPERTY & PLANT

The carrying value of depreciable assets as of December 31, 2005 is as follows:


                                                                                Accumulated         Carrying
Classification                                                     Cost         Depreciation          Value
Furniture, fixtures and equipment                               $3,018,462      $1,094,254       $1,924,208
Computer hardware and software                                   2,138,273       1,221,818          916,455
Automobiles                                                      -                       -                 -
Leasehold improvements                                             738,215         291,093          447,122
Systems development                                              2,272,509       1,141,986        1,130,523

Total                                                           $8,167,459      $3,749,151       $4,418,308

During 2005 depreciation expense was $1,346,623.

The carrying value of depreciable assets as of December 31, 2004 is as follows:

                                                                                 Accumulated        Carrying
Classification                                                    Cost          Depreciation          Value

Furniture, fixtures and equipment                             $  2,535,287        $  734,907       $ 1,800,380
Computer hardware and software                                   1,655,333           856,337           798,996
Automobiles                                                          7,391             7,391                 -
Leasehold improvements                                             670,658           217,972           452,686
Systems development                                              1,774,109           753,774         1,020,335

Total                                                         $  6,642,778        $2,570,381       $ 4,072,397


During 2004, depreciation expense was $1,179,752.

5.    OTHER INTANGIBLE ASSETS

Other intangible assets consist principally of trademarks and trade names and customer relationships. Customer relationships are amortized on a straight-line basis over an estimated useful life of 10 years. Trademarks and trade names and goodwill which are not amortized are assessed for impairment on an annual basis or more frequently as events or circumstances arise. Amortization of intangible assets charged to operations amounted to $250,000 for the years ended December 31, 2005 and 2004.

Other intangible assets consist of the following at December 31, 2005:


                                                                                 Accumulated         Carrying
Classification                                                     Cost          Amortization          Value

Amortized intangible assets:
   Customer relationships                                       $2,500,000       $1,000,000        $1,500,000
                                                                ==========       ==========        ==========

Unamortized intangible assets:
   Trademarks and trade names                                    $ 500,000       $        -        $  500,000
                                                                 =========       ==========        ==========

Other intangible assets consist of the following at December 31, 2004:

The estimated amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $250,000 each year.

6.    LEASE COMMITMENTS

The Company leases office space in each of the cities in which its offices are located and certain office equipment under operating leases. Rental expense for all operating leases totaled $3,316,425 in 2005 and $2,702,028 in 2004.

Future minimum lease payments for operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2005 are as follows:


                        2006         2007          2008         2009          2010     Thereafter      Total

Office space        $ 1,996,512   $1,568,368  $ 1,478,699   $ 1,244,069  $ 1,018,721  $2,394,941    $ 9,701,310
Equipment               249,471      141,222       47,510             -            -           -        438,203
                        -------      -------       ------     ---------    ---------   ---------        -------


Total                $ 2,245,983   $1,709,590  $ 1,526,209   $ 1,244,069  $ 1,018,721  $2,394,941   $ 10,139,513
                     ===========   ==========  ===========   ===========  ===========  ==========   ============


7.       CAPITAL LEASE OBLIGATIONS

The Company leases certain office equipment and furniture under capital leases with terms up to 48 months. The leases expire between January 2005 and December 2008. The total amount of equipment and furniture financed by capital leases was $154,513 in 2005 and $394,245 in 2004. The total amount paid by the Company was $261,456 in 2005 and $193,847 in 2004.

The carrying value of equipment held under capital leases, which is included in property, plant, and equipment in the financial statements, as of December 31, 2005 is as follows:


                                                                                 Accumulated         Carrying
Classification                                                      Cost         Depreciation          Value

Equipment under capital lease                                    $ 1,183,723       $ 341,705        $ 842,018
                                                                 ===========       =========        =========

During 2005, depreciation expense was $138,660.

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

8.    NOTES PAYABLE

During 2002, the Company acquired loans of $5,000,000 and $4,000,000 from AIG and Merchants New York Commercial Corporation, respectively. The AIG loan was payable in sixty equal monthly installments commencing on February 18, 2002 with interest rate of prime plus 1.5%.

On June 17, 2003, the Company paid the AIG loan down to $1,000,000, at which time the terms of the loan were renegotiated. The renegotiated loan is payable in 36 equal installments of $31,106, with interest at 7.50 %. On March 23, 2005, the AIG loan was paid off.

The Merchants loan is a revolving line of credit for a period of four years and is deemed automatically renewed for a successive term of one year thereafter. The interest rate on the revolving line of credit is the prime rate, 5.25% at December 31, 2004. The line of credit was paid off on December 14, 2005.

Both the AIG and commercial bank loans required the Company to maintain a working capital of not less than $5,000,000 at all times and tangible net worth of $5,250,000 on December 31, 2004. The Company was in compliance with requirements on both loans for December 31, 2004.

On December 14, 2005, the Company entered into a $15,000,000 term loan with Wachovia Bank, NA, with interest equal to the one-month LIBOR rate plus 1.5%. The interest rate at December 31, 2005 was 5.8675%.

The term loan is payable in 60 equal installments of $258,621, with the first payment due on March 14, 2006. The annual principal payments applicable to the term loan as of December 31, 2005 are as follows:


                  2006         2007         2008         2009          2010         Total

               $2,586,207   $3,103,448   $3,103,448   $ 3,103,449  $ 3,103,448   $ 15,000,000
               ==========   ==========   ==========   ===========  ===========   ============

The term loan requires the Company to maintain the following financial covenants; funded debt to EBITDA ratio of not more than 2.00 to 1.00, funds flow coverage ratio of not less than 1.50 to 1.00, liquidity requirement of not less than $2,000,000, officer and director compensation shall not increase during any fiscal year by more than 20%, no losses for any two consecutive quarters and no change in the current chief executive officer. The Company was in compliance with all covenants except for the funds flow coverage ratio and the liquidity requirement on December 31, 2005. A waiver was granted by the bank, allowing for no penalties to the Company for the noncompliance.

On December 14, 2005, the Company entered into a $5,000,000 revolving loan facility with Wachovia Bank, NA, with interest equal to the LIBOR Market Index-Based Rate plus 1.50%. The interest rate at December 31, 2005 was 5.89%. As of December 31, 2005, the Company had drawn $1,420,816 from the revolving loan.

9.    INCOME TAXES

The provision for federal, state and local income taxes for the years ended December 31, 2005 and 2004 is comprised of the following:


                                                                                    2005               2004

Current - Federal, state and local                                               $4,306,857        $5,123,382
Deferred income tax benefit                                                          57,255          (915,143)
                                                                                     ------          --------

                                                                                 $4,364,112        $4,208,239
                                                                                 ==========        ==========

The provision for federal, state and local income taxes for the years ended December 31, 2005 and 2004 is comprised of the following:


                                                             2005                                  2004
Income Before Income Taxes and
   Minority Interest                                   $ 11,969,608                            $ 10,442,275
Minority Interest in USTM Income                           (380,635)                               (192,935)
                                                           --------                                --------
Pre-tax Net Income                                     $ 11,588,973                            $ 10,249,340
                                                       ============                            ============

Income Tax - Statutory Rate                            $  4,056,140            35%             $  3,587,269           35%
Meals & Entertainment                                        74,572             1%                   76,578            1%
State income taxes                                         (188,102)           -2%                 (288,184)          -3%
Non-deductible Goodwill                                    (176,000)           -2%                        -            0%
Other                                                        60,069             1%                    9,194            0%
                                                             ------            ---                    -----           ---
Federal Total Income Tax Expense                          3,826,679            33%                3,384,857           29%
State Total Income Tax Expense                              537,433             5%                  823,382            8%
                                                            -------            ---                  -------           ---
Total Income Tax Expense                               $  4,364,112            38%               $4,208,239           41%
                                                       ============            ===               ==========           ===

Net deferred income tax assets and (liabilities) consist of the following as of December 31, 2005 and 2004:


                                                                       2005              2004

Depreciation and amortization                                      $ (709,417)       $ (239,012)
Deferred income                                                     1,658,502         1,408,830
Allowance for doubtful accounts                                       294,000           193,550
Enterprise appreciation rights                                         98,378            35,350
                                                                   $1,341,463        $1,398,718

10.   EMPLOYEE BENEFITS

The Company has a voluntary employee savings plan (401(k) plan) in which eligible employees can contribute on a pretax basis a certain portion of their income. Matching contributions are made by the Company up to 6% of annual salary depending on the employees' years of service. The total cost of the plan to the Company was $638,842 in 2005 and $632,401 in 2004. The Company also has the following additional employee benefit plans: group life, health, dental, long-term disability and supplemental life insurance. The aggregate total of such additional employee benefit plan expense to the Company was $2,449,377 in 2005 and $2,232,532 in 2004.

11.   CONCENTRATION OF BUSINESS

The Company has generated revenues through separate and distinct contractual service arrangements with several carriers that are affiliates of each other (but not related to the Company) which, in aggregate, represented approximately 42% and 30% of the company's revenue in 2005 and 2004 respectively. Approximately two thirds of this revenue is derived from TPA services provided on industry-specific program business which also involves relationships with MGAs and trade associations which are an integral part of the buying decision.

The Company also manages claims for residual market plans in several states. Although the Company maintains a contractual relationship with the servicing carrier the selection of the Company as a TPA on these programs is influenced by each individual state plan, the servicing carrier which manages the plan, the state departments of insurance which oversee each plan and the representatives of insurance companies who serve on the Boards of each plan. In the aggregate, residual market plans represented 27% and 32% of the company's revenue in 2005 and 2004, respectively. Some of the carriers referred to above are also involved as the serving carrier on a portion of the residual market plans. It is the Company's position that each of these residual market plans is a separate customer relationship and as such, the customer concentration disclosure above does not reflect any business derived from the residual market plans.

12.   FIDUCIARY ACCOUNT

The Company holds money in escrow on behalf of certain clients. These escrow funds are used to pay losses and claim-related expenses on behalf of those clients. The payment of losses and claim-expenses does not affect the operating results of the Company. Neither the cash balances nor the related liabilities are included in the accompanying financial statements. The balance of the fiduciary accounts was $1,996,350 at December 31, 2005 and $1,819,628 at December 31, 2004.

13.   RELATED PARTY TRANSACTIONS

The Company entered into an agreement with the shareholders of record as of December 22, 2005. The agreement provides that the Company is to be reimbursed for interest expense and certain costs associated with the Wachovia term loan through June 30, 2006.

The Company made a $125,000 loan to a senior executive in 2005, with interest at 5%. The total amount of interest paid was $4,894. The loan was repaid in full on January 19, 2006.

14.   COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise as result of events that occur in the ordinary course of business. Although there can be no assurance as to the ultimate outcome of these matters, it is the opinion of the Company's management that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

15.   SUBSEQUENT EVENTS

On December 23, 2005 the Company announced the signing of a definitive agreement under which Odyssey Investment Partners LLC in partnership with the Company's Chairman & CEO, other members of the Company's senior management and Ward Partners, LLC will purchase the Company. The primary selling shareholder is Bexil Corporation. The completion of the transaction, which is expected to occur in the first quarter of 2006, is subject to financing, the receipt of regulatory and other third-party approvals and customary closing conditions.

                                     ******

YORK INSURANCE SERVICES GROUP INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2005 AND 2004

The following table represents the statements of operating expenses of York Insurance Services Group, Inc. for the years ended December 31, 2005 and 2004:


                                                    2005                           2004

Salaries                                            $ 43,569,246               $ 42,834,174
Employee benefits                                      3,647,041                  3,225,881
Travel                                                 1,734,440                  1,425,828
Automobiles                                            1,380,719                  1,330,018
Rent and related expenses                              3,053,260                  2,460,964
Equipment                                                654,288                    672,853
Printing and stationary                                  630,304                    723,692
Communications                                         1,835,982                  1,917,145
Data processing                                          883,401                    815,420
Depreciation and other amortization                    1,596,623                  1,429,752
Service fees                                             692,722                    577,973
Loss adjustment expense                                2,245,147                  2,523,550
Other                                                  1,263,715                  1,015,340
                                                       ---------                  ---------

Total operating expenses                            $ 63,186,888                $ 60,952,590
                                                    ============                ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 13, 2005, Tait, Weller & Baker LLP resigned as and Deloitte & Touche LLP ("Deloitte") became the Company's independent registered public accounting firm. In connection with this change in accountants, there was no disagreement or event as described in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

Item 8A.          Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

         Changes in Internal Controls

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

Not applicable.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.


      Name                          Position                                             Years of Service            Age
                                                                                      Director        Officer

Bassett S. Winmill                  Chairman of the Board                                 10             10           76

Thomas B. Winmill, Esq.             President, Chief Executive Officer,                   10             10           46
                                    General Counsel, Director
Edward G. Webb, Jr.                 Director                                               2              -           67

Charles A. Carroll                  Director                                               2              -           75

Douglas Wu                          Director                                               9              -           45

Thomas O'Malley                     Treasurer, Chief Financial Officer,                    -              1           47
                                    Chief Accounting Officer

John F. Ramirez                     Vice President, Chief Compliance Officer
                                    Secretary                                              -              1           28

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

THOMAS B. WINMILL, ESQ. - President, Chief Executive Officer, General Counsel and Director of the Company as well as Foxby Corp., Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., and Midas Dollar Reserves, Inc. and of WCI and certain of its affiliates. Mr. Winmill is General Counsel of Tuxis Corporation. Mr. Winmill is a member of the New York State Bar and the SEC Rules Committee of the Investment Company Institute. Mr. Winmill was born on June 25, 1959. He is the son of Bassett S. Winmill.

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

DOUGLAS WU - Since 1998, Mr. Wu has been a Principal of Maxwell Partners, prior to which, he was a Managing Director of Rothschild Emerging Markets/ Croesus Capital Management. Mr. Wu is a director of York Insurance Services Group, Inc. Mr. Wu was born on July 31, 1960.

THOMAS O'MALLEY - Vice President, Chief Financial Officer, and Chief Accounting Officer since 2005. He is also Vice President, Chief Financial Officer and Chief Accounting Officer of Tuxis Corporation, Foxby Corp., Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., Midas Dollar Reserves, Inc., and of WCI and certain of its affiliates. Previously, Mr. O'Malley served as Assistant Controller of Reich & Tang Asset Management, LLC, Reich & Tang Services, Inc., and Reich & Tang Distributors, Inc. He is a certified public accountant. Mr. O'Malley was born on July 22, 1958.

JOHN F. RAMIREZ - Vice President, Secretary, and Chief Compliance Officer. He is also Vice President, Secretary, and Chief Compliance Officer of Tuxis Corporation, Foxby Corp., Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., Midas Dollar Reserves, Inc., and of WCI and certain of its affiliates. Mr. Ramirez is a member of the Chief Compliance Officer Committee of the Investment Company Institute. Mr. Ramirez was born on April 29, 1977.

The Company has a standing Audit Committee that consists of Charles A. Carroll, Edward G. Webb, Jr. and Douglas Wu, each of whom has been determined by the Company's board of directors to be an audit committee financial expert and "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company has adopted a Code of Conduct and Ethics, adopted pursuant to American Stock Exchange Company Guide Section 807 and Regulation SB Item 406, which applies to all Bexil Corporation directors, officers and employees, as well as to directors, officers and employees of each consolidated subsidiary of Bexil Corporation. The Code of Ethics is posted on the Company's web site at www.bexil.com.

Based solely on the information from Forms 3, 4, and 5 furnished to it, and in the case of officers and directors of the Company, on written representations that no Form 5 is required, the Company believes that the directors, officers, and owners of more than 10 percent of the common stock of the Company have filed on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10.   Executive Compensation

The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules.

Summary Compensation Table

The following table sets forth compensation for the fiscal years ended December 31, 2005, 2004 and 2003 received by the Company's Chief Executive Officer and Executive Chairman of the Board of Directors. No other executive officer of the Company serving at the end of fiscal year 2005 had total annual salary and bonus in fiscal year 2005 in excess of $100,000.

                                       Annual Compensation          Long-term compensation
                                      --------------------          ----------------------
                                                                    Awards             Payouts
                                                                    ------             -------

                                                                                Securities   Long-term
                                                       Other annual  Restricted underlying   incentive     All other
                                                         Compen-     Stock      options/    plan payouts   compen-
Name and Principal Position    Year  Salary($) Bonus($)  sation      Awards     SARs(#)         ($)        sation
Thomas B. Winmill              2005  300,000     697,500      0        0           0             0         10,222 (1)
  President and Chief          2004  300,000      35,000      0        0        60,000           0          7,215 (1)
  Executive Officer            2003  250,000      30,000      0        0           0             0              0

Bassett S. Winmill             2005        0     208,125      0        0           0             0              0
  Executive Chairman of        2004   50,000      35,000      0        0        60,000           0          2,400 (2)
  the Board of Directors       2003   50,000           0      0        0           0             0              0

(1)      Represents a matching contribution to a 401(k) plan and club dues.
(2)      Represents a matching contribution to a 401(k) plan.

Option Grants Table

The following table sets forth, for the year ended December 31, 2005, information regarding the options granted for each of the executive officers named in the Summary Compensation Table.


                                                             Percentage Of Total
                                   Number of Securities      Options/SARs Granted         Average
                                    Underlying Options         To Employees In            Exercise Of        Expiration
Name                                Granted                     Fiscal Year               Base Price           Date
-----------------------      --------------------------     -----------------------     ---------------    -------------
Thomas B. Winmill                       60,000                    43.20%                     $ 21.54         (a)

Bassett S. Winmill                      60,000                    43.20%                     $ 21.54         (a)

(a) 50,000 options expire 9/25/2009 and 10,000 options expire 11/10/2009


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value Table



                                                     Number of securities
Name                     Shares acquired  Value      underlying unexercised             Value of unexercised in-the-money
                         acquired on     realized    options/SARs at FY-end(#)             options/SARs at FY-end($)
                         exercise(#)       ($)       Exercisable/Unexercisable             Exercisable/Unexercisable
-----------------------  ------------------------------------------------------------------------------------------------

Thomas B. Winmill            -           $  -            -46,107 / 13,893                   $605,091 / $142,417

Bassett S. Winmill           -           $  -            -46,107 / 13,893                   $605,091 / $142,417

Long-Term Incentive Plan Awards Table

There were no long-term incentive plan awards made during the year ended December 31, 2005 to the executive officers named in the Summary Compensation Table.

Compensation of Directors

Non-employee directors of the Company are compensated in 2006 for services provided as a director, as follows: $2,500 for each quarterly regular meeting attended; $500 as a retainer paid quarterly; $250 per special board meeting attended; Audit Committee: $250 per meeting of a committee of the board attended (except when held near the time of another board or other committee meeting for which the director is compensated); Governance, Compensation and Nominating
Committee: $1,000 per annum; Committee chairs: $500 per annum per committee chaired in addition to the foregoing; Shareholders' meetings: $1,000 for each shareholders' meeting attended; York directorship: $1,000 fee per meeting of the board of York; and, reimbursement for meeting expenses.

Under the 2004 Incentive Compensation Plan ("Plan"), the Company's non-employee directors receive non-qualified stock options for Company common stock. The Company will grant an initial option for 1,000 shares of Company common stock on the effective date of any non-employee director's initial election to the Board. The Company will also grant an annual option for 1,000 shares of Company common stock to each non-employee director at the close of business on the date of the Company's annual stockholder meeting. These amounts are subject to adjustment for corporate transactions. These option awards are the only type of awards that non-employee directors of the Company are eligible to receive under the Plan. The exercise price per share of non-employee director options will be equal to 100% of the fair market value of a share of Company common stock on the date of grant and these options will expire at the earlier of (i) five years from the date of grant or (ii) three months after the date the non-employee director ceases to serve as a director of the Company for any reason. Non-employee director options will vest at the end of a period commencing on the date of grant and ending on a date which is the sooner of three years from the date of grant date or three years from commencement of service to the Company, and if the optionee has more than three years of service on the date of grant, the options will vest immediately.

Other Arrangements. Douglas Wu received $12,000 from York for his services as a director of York in fiscal year 2005.

         Employment Contracts

The Company has no employment or termination contracts with any of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Securities Authorized For Issuance under Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of the end of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, are aggregated as follows:


                                          Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------------
Plan category                      Number of securities to    Weighted-average        Number of securities remaining
                                   be issued upon exercise    exercise price of       available for future issuance
                                   of outstanding options,    outstanding options,    under equity compensation plans
                                   warrants and rights        warrants and rights     (excluding securities reflected in
                                                                                      column (a))

                                   (a)                        (b)                     (c)

Equity compensation plans          144,000                   $21.45                    31,918
approved by security holders
Equity compensation plans not      0                         0                         0
approved by security holders

Total                              144,000                   $21.45                    31,918


         Security Ownership of Certain Beneficial Owners

The table below sets forth for person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities based on their filings with the Securities and Exchange Commission.


Title of class             Name and address of beneficial owner        Amount and nature of       Percent of class
                                                                       beneficial ownership

Common Stock               Fondren Management LP(1)                    53,100 shares                  6.00%
                           1177 West Loop South,
                           Suite 1625
                           Houston, Texas 77027
------------------------------------------------------------------------------------------------------------------------
Common Stock               Bassett S. Winmill                          280,923 shares(2)*             30.20%
                           11 Hanover Square
                           New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock               Winmill & Co. Incorporated                  222,644 shares(3)              25.31%
                           11 Hanover Square
                           New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock               Investor Service Center, Inc.               222,644 shares                 25.31%
                           11 Hanover Square
                           New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock               Thomas B. Winmill                           96,043 shares(4)*              10.32%
                           11 Hanover Square
                           New York, New York 10005
------------------------------------------------------------------------------------------------------------------------

(1) According to a Schedule 13G/A filed February 14, 2006.

(2) Bassett S. Winmill has indirect beneficial ownership of 222,644 shares, as a result of his status as a controlling person of Winmill & Co. Incorporated and Investor Service Center, Inc., the direct beneficial owner. Mr. Winmill disclaims beneficial ownership of the shares held by Investor Service Center, Inc. Bassett S. Winmill is Thomas B. Winmill's father.

(3) Winmill & Co. Incorporated has indirect beneficial ownership of these shares, as a result of its status as a controlling person of Investor Service Center, Inc., the direct beneficial owner.

(4) Thomas B. Winmill has indirect beneficial ownership of 26,712 of these shares held by his spouse and sons. Mr. Winmill disclaims ownership of the shares held by his spouse and sons. Bassett S. Winmill is Thomas B. Winmill's father.

* This amount includes 50,738 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

         Security Ownership of Management as of February 28, 2006

------------------------------------------------------------------------------------------------------------------------
Title of class         Name and address of beneficial owner    Amount and nature of beneficial      Percent of class
                                                               ownership
-------------------------------------------------------------------------------------------------------------------------
Common Stock           Bassett S. Winmill                      280,923 shares (1), (2)                  30.20%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Thomas B. Winmill                       96,043 shares (1), (3)                   10.32%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Charles A. Carroll                      3,200 shares (4)                         0.36%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Edward G. Webb, Jr.                     1,500 shares (4)                         0.17%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Douglas Wu                              3,000 shares (5)                         0.34%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Thomas O'Malley                         0 shares                                 0.0%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           John F. Ramirez                         0 shares                                 0.0%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Directors and executive officers as a   384,666 shares (6)                       39.09%
                       group
------------------------------------------------------------------------------------------------------------------------

(1) This amount includes 50,738 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

(2) Bassett S. Winmill has indirect beneficial ownership of 222,644 of these shares, as a result of his status as a controlling person of Winmill & Co. Incorporated and Investor Service Center, Inc., the direct beneficial owner. Mr. Winmill disclaims beneficial ownership of the shares held by Investor Service Center, Inc. Bassett S. Winmill is Thomas B. Winmill's father.

(3) Thomas B. Winmill has indirect beneficial ownership of 26,712 of these shares held by his spouse and sons. Mr. Winmill disclaims ownership of the shares held by his spouse and sons. Bassett S. Winmill is Thomas B. Winmill's father.

(4) This amount includes 0 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

(5) This amount includes 3,000 shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

(6) This amount includes 104,476 shares with respect to which directors and executive officers as a group have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act, including the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

Item 12. Certain Relationships and Related Transactions

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Tuxis Corporation ("Tuxis"), and their affiliates (collectively with Bexil, the "Affiliates"). At December 31, 2005, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 222,644 shares of the Company and 224,665 shares of Tuxis, or 25% and 23%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees. At December 31, 2005, the Company had a payable to MMC for compensation and benefit expenses of $1,951.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. At December 31, 2005, the Company had a receivable from Winco related to these costs of $7,729. The Company incurred allocated rent and overhead costs of $92,271 and $124,000 for the years ended December 31, 2005 and 2004, respectively.

The Company earned fees of $172,000 and $113,000 from York for consulting services and for service on York's board of directors for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company had a $1,000 receivable for directors fee.

On December 22, 2005, the Company entered into an expense sharing agreement among York and the other fifty percent stockholder of York for interest and other expenses related to a bank loan obtained by and for use by York. The expense sharing agreement has a limited duration of approximately six months and will end on June 30, 2006. The loan is for $15,000,000 bearing interest at LIBOR plus 1.5%. Under the expense sharing agreement the Company will bear 50% of the interest expense. The Company will also bear two-thirds of other agreed upon expenses up to a maximum in total of approximately $197,000. At December 31, 2005, the Company incurred expenses of approximately $116,000 related to the expense sharing agreement.

Item 13. Exhibits

(a) The following exhibits are incorporated as part of this 10-KSB annual report:

3.1-1 Articles of Incorporation  (the "Charter") of Bexil filed on 11/25/1996 as
      Exhibit  A to  Bexil's  Registration  Statement  on Form N-2
      (Registration No. 811-07833) ("Form N-2"), are hereby incorporated by reference.

3.1-2 Articles of Amendment to the Charter filed on 11/25/1996 as Exhibit A to Bexil's Post-Effective Amendment to Form N-2 are hereby incorporated by reference.

3.1-3 Articles of Amendment to the Charter filed on 03/29/2004 as Exhibit 4-a-3 to Bexil's S-8 are hereby incorporated by reference.

3.1-4 Articles of Amendment to the Charter filed on 06/20/2005 as Exhibit 3.1-4 to Bexil's 10-KSB/A are hereby incorporated by reference.

3.1-5 Form of Articles  Supplementary  to the Charter of Series A  Participating
      Preferred Stock filed on 11/14/2005 as Exhibit 1 to Bexil's 8-A is hereby incorporated by reference.

3.2 By-Laws filed on 03/29/2004 as Exhibit 4-b to Bexil's S-8, are hereby incorporated by reference.

4.1-1 Specimen common stock certificate filed on 06/20/2005 as Exhibit 4.1-1 to Bexil's 10-KSB/A is hereby incorporated by reference.

4.1-2 Bexil's 2004 Incentive Compensation Plan effective as of March 24, 2004, included as Appendix A to Bexil's Proxy Statement for its 2004
      Special Meeting of Stockholders, is hereby incorporated by reference.

4.1-3 Forms of Stock Option Agreements under Bexil's 2004 Incentive Compensation
      Plan filed on 3/29/2004 as Exhibit 4-c-2 to Bexil's S-8 are hereby incorporated by reference.

10.1-1 Stockholders  Agreement among York Insurance Services Group, Inc., Thomas
     C. MacArthur, and Bexil filed as Exhibit C to Bexil's Form N-8F on 12/05/2003 is hereby incorporated by reference.

10.1-2 By-Laws of York  Insurance  Services  Group,  Inc.  filed as Exhibit D to
     Bexil's Form N-8F on 12/05/2003 are hereby incorporated by reference.

10.1-3 Stock Purchase  Agreement dated as of December 23, 2005 by and among York
     Insurance Holdings, Inc., York Insurance Acquisition, Inc., and Bexil Corporation, for the sale of Bexil Corporation's 50% interest in privately held York Insurance Services Group, Inc. to York Insurance Holdings, Inc. filed as Exhibit 2.1 to Bexil's Current Report on Form 8-K on 12/29/2005 is hereby incorporated by reference.

10.1-3 Voting  Agreement,  dated as of December 23, 2005,  among York  Insurance
     Holdings, Inc. and certain stockholders of Bexil Corporation named therein filed as Exhibit 2.2 to Bexil's Current Report on Form 8-K on 12/29/2005 is hereby incorporated by reference.

21 Subsidiaries of the small business issuer filed on 06/20/2005 as Exhibit 21 to Bexil's 10-KSB/A is hereby incorporated by reference.

23.  Consent of Independent Registered Public Accounting Firm.

         Deloitte & Touche LLP. Filed herewith.

24-1 Power of attorney -- Durable Power of Attorney of Charles A. Carroll filed on 06/20/2005 as Exhibit 24-1 to Bexil's 10-KSB/A is hereby incorporated by reference.

24-2 Power of attorney -- Durable Power of Attorney of Edward G. Webb, Jr. filed on 06/20/2005 as Exhibit 24-2 to Bexil's 10-KSB/A is hereby incorporated by reference.

24-3 Power of attorney -- Durable Power of Attorney of Bassett S. Winmill filed on 06/20/2005 as Exhibit 24-3 to Bexil's 10-KSB/A is hereby incorporated by reference.

24-4 Power of  attorney  --  Durable  Power of  Attorney  of Douglas Wu filed on
     06/20/2005 as Exhibit 24-4 to Bexil's 10-KSB/A is hereby incorporated by reference.

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

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Item 14. Principal Accountant Fees and Services.

Effective April 13, 2005, Tait, Weller & Baker LLP ("Tait Weller") resigned as and Deloitte & Touche LLP ("Deloitte") became the Company's independent registered public accounting firm. The information below includes amounts billed or expected to be billed for these services.

Audit Fees

The aggregate fees billed or expected to be billed by Deloitte for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for that fiscal year were $155,000. The aggregate fees billed by Deloitte for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2004 and by Tait Weller for the reviews of the financial statements included in each Quarterly Report on Form 10-QSB during that year were $113,975 and $6,000, respectively.

Audit-Related Fees

The aggregate fees billed by Deloitte for services rendered to the Company, other than the services described above under "Audit Fees" for the fiscal year ended December 31, 2005 were $35,425. These audit-related services included assistance provided in connection with the sale of the Company's interest in York. The aggregate fees billed by Deloitte for services rendered to the Company, other than the services described above under "Audit Fees" for the fiscal year ended December 31, 2004 were $0.

Tax Fees

No fees were billed by Deloitte for services rendered to the Company for tax compliance services and related consultations during fiscal year 2005 or fiscal year 2004.

All Other Fees

No other fees were billed by Deloitte for services rendered to the Company during fiscal year 2005 or fiscal year 2004.

It is the Audit Committee's policy to approve in advance the types of audit, audit-related, tax, and any other services to be provided by the Company's independent registered public accounting firm.

The Audit Committee has approved all of the aforementioned independent registered public accounting firm's services and fees for 2005 and 2004 and, in doing so, has considered whether the provision of such services is compatible with maintaining independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEXIL CORPORATION


March 31, 2006                  By:   /s/ Thomas O'Malley
                                      -------------------
                                      Thomas O'Malley
                                      Chief Financial Officer and
                                      Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 31, 2006                  By:/s/ Basset S. Winmill
                                   ---------------------
                                   Bassett S. Winmill, Chairman of the Board,
                                   Director


March 31, 2006                  By:/s/Thomas B. Winmill
                                   --------------------
                                   Thomas B. Winmill, Esq., President
                                   Chief Executive Officer,
                                   General Counsel, Director


March 31, 2006                  By:/s/ Edward G. Webb, Jr.
                                   -----------------------
                                   Edward G. Webb, Jr., Director



March 31, 2006                  By:/s/ Charles A. Carroll
                                   ----------------------
                                   Charles A. Carroll, Director


March 31, 2006                  By:/s/ Douglas Wu
                                   --------------------
                                   Douglas Wu, Director

Exhibit 23. Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 001-12233 ) of our report, dated March 30, 2006, relating to the financial statements of Bexil Corporation, appearing in the Annual Report on Form 10-KSB of Bexil Corporation for the year ended December 31, 2005, which is part of the Registration Statement.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 30, 2006

              Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas B. Winmill, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bexil Corporation ("small business issuer");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: March 31, 2006
/s/ Thomas B. Winmill
Chief Executive Officer

I, Thomas O'Malley, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bexil Corporation ("small business issuer");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuers internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuers' internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: March 31, 2006
/s/ Thomas O'Malley
Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Bexil Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
March 31, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bexil Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
March 31, 2006