Form 10QSB
period 2006-03-31
BEXIL CORP
filed 2006-05-15
CIK 1023714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31,
          2006

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                        Commission File Number 001-12233

                                Bexil Corporation
                 (Name of small business issuer in its charter)


          Maryland                                       13-3907058
   (State of incorporation)                 (I.R.S. Employer Identification No.)

 11 Hanover Square, New York, New York                     10005
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: 1-212-785-0400
           Securities registered pursuant to Section 12(b) of the Act:

                      Title of each class                                Name of each exchange on which registered
                        Common Stock                                             American Stock Exchange
          Rights to Purchase Series A Participating                              American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No.

The number of shares outstanding of the issuer's classes of common equity, as of May 15, 2006: Common Stock, par value $.01 per share - 883,592 shares.


================================================================================

INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEXIL CORPORATION                                                                                            PAGE
-------------------------------------------------------------------------------------------------------------------
Condensed Balance Sheet at March 31, 2006 (unaudited)                                                         3

Condensed Statements of Income for the Three Months Ended March 31, 2006 and 2005 (unaudited)                 4

Condensed  Statements  of Cash  Flows  for the  Three  Months  Ended  March  31,  2006  and 2005
(unaudited)                                                                                                   5

Notes to Condensed Financial Statements (unaudited)                                                           6

YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at March 31, 2006 and 2005 (unaudited)                                           14

Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (unaudited)             15

Consolidated  Statement  of  Shareholders'  Equity for the Three Months Ended March 31, 2006 and             16
2005 (unaudited)

Consolidated  Statements  of Cash  Flows  for the Three  Months  Ended  March 31,  2006 and 2005             17
(unaudited)
Notes to Consolidated Financial Statements (unaudited)                                                       18

Item 2. Management's Discussion and Analysis  or Plan of Operation                                           27
Item 3. Controls and Procedures                                                                              31

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                   31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                          31
Item 3. Defaults Upon Senior Securities                                                                      31
Item 4. Submission of Matters to a Vote of Security Holders                                                  31
Item 5. Other Information                                                                                    31
Item 6. Exhibits                                                                                             31

CERTIFICATION SIGNATURES                                                                                     32

                                BEXIL CORPORATION
                             CONDENSED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and cash equivalents                                                                  $ 13,151,257
                                                                                               ------------

      Total current assets                                                                       13,151,257
                                                                                                 ----------

Fifty percent interest in unconsolidated affiliate (Note 6)                                       2,937,117
Deferred taxes                                                                                    1,136,237
Other assets                                                                                        274,093
                                                                                                    -------

                                                                                                  4,347,447
                                                                                                  ---------

      Total assets                                                                             $ 17,498,704
                                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                         $ 636,421
                                                                                                  ---------
      Total current liabilities                                                                     636,421
                                                                                                    -------

Commitments and contingencies (Note 9)                                                                    -

Shareholders' equity
    Common stock, $0.01 par value, 9,900,000 shares authorized,
      883,592 shares issued and outstanding                                                           8,836

    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                                -

    Additional paid-in capital                                                                   12,767,086
    Retained earnings                                                                             4,086,361
                                                                                                  ---------
      Total shareholders' equity                                                                 16,862,283
                                                                                                 ----------
      Total liabilities and shareholders' equity                                               $ 17,498,704
                                                                                               ============


See notes to the condensed financial statements.

                                       3

                                BEXIL CORPORATION
                         CONDENSED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                           2006                 2005
                                                                                           ----                 ----
                                                                                        (Unaudited)          (Unaudited)
Revenues
    Consulting and other                                                                  $ 3,000             $ 52,000
    Dividends and interest                                                                135,429               11,221
                                                                                          -------               ------

                                                                                          138,429               63,221
                                                                                          -------               ------
Expenses
    Employee compensation and benefits                                                    202,692              111,724
    Professional                                                                          224,119               27,250
    Occupancy                                                                              27,854               27,273
    Communications                                                                         15,532                9,164
                                                                                           ------                -----
                                                                                          470,197              175,411
                                                                                          -------              -------

Loss before income taxes and equity in earnings of
    York Insurance Services Group, Inc.                                                  (331,768)            (112,190)

Income taxes                                                                              273,770               11,743

Equity in earnings of York Insurance Services Group, Inc.                               1,071,891              594,420
                                                                                        ---------              -------
Net income                                                                              $ 466,353            $ 470,487
                                                                                    ==================  ===================

Per share net income:

    Basic                                                                                  $ 0.53               $ 0.53
    Diluted                                                                                $ 0.50               $ 0.53

Average shares outstanding:
    Basic                                                                                 880,392              879,591
    Diluted                                                                               925,411              879,591


See notes to the condensed financial statements.

                                BEXIL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                  2006               2005
                                                                                                  ----               ----
Cash flows from operating activities                                                           (Unaudited)        (Unaudited)

    Net income                                                                                 $ 466,353          $ 470,487

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Equity in earnings of York Insurance Services Group, Inc.                             (1,071,891)          (594,420)
        (Increase) decrease in deferred taxes                                                    (33,789)             2,743
        Non-cash stock compensation                                                               38,604                  -
    Increase in other assets                                                                    (263,759)           (25,750)
    Decrease in income taxes payable                                                            (228,118)                 -
    Increase (decrease) in other liabilities                                                      68,662           (101,078)
                                                                                                  ------           --------

      Net cash used in operating activities                                                   (1,023,938)          (248,018)
                                                                                              ----------           --------

Cash flows from financing activities

Proceeds from exercise of common stock options                                                    86,360                  -
                                                                                                  ------             ------
      Net cash provided by financing activities                                                   86,360                  -
                                                                                                  ------             ------
      Net decrease in cash and cash equivalents                                                 (937,578)          (248,018)

Cash and cash equivalents
    Beginning of period                                                                       14,088,835          3,601,311
                                                                                              ----------          ---------

    End of period                                                                           $ 13,151,257        $ 3,353,293
                                                                                            ============        ===========

Supplemental disclosure:
    Income taxes paid                                                                          $ 795,790                $ -

See notes to the condensed financial statements.

                                BEXIL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

Basis of Presentation
The Company's fifty percent interest in York is accounted using the equity method and, therefore, York's financial results are not consolidated with ours.

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Cash and Cash Equivalents
Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At March 31, 2006, the Company held approximately $13,100,000 in a money market fund.

Investment in Unconsolidated Affiliate
The Company's fifty percent interest in York is accounted for using the equity method.

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



                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                2006                  2005
Numerator for basic and diluted earnings per share:
Net income                                                                                   $ 466,353             $ 470,487
                                                                                             =========             =========

Denominator for basic earnings per share:
Weighted-average shares                                                                        880,392               879,591
Effect of dilutive securities:
Employee stock options                                                                          45,019                     -
                                                                                                ------                ------

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversion                                        925,411               879,591
                                                                                               =======               =======
Per share net income:
Basic                                                                                           $ 0.53                $ 0.53
Diluted                                                                                         $ 0.50                $ 0.53


Dilutive securities consisting of stock options were excluded if their effect was anti-dilutive. There were options to purchase 0 and 143,000 shares of common stock for the three months ended March 31, 2006 and 2005, respectively that were excluded from earnings per share because their effect was anti-dilutive.

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

2. INCENTIVE COMPENSATION PLAN

In 2004, the Company's shareholders approved the adoption of the 2004 Incentive Compensation Plan (the "Plan"), which provides for the granting of a maximum of 175,918 options to purchase common stock to directors, officers and key employees of the Company or its affiliates. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment" and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Plan. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and SFAS 123, "Accounting for Stock-Based Compensation." As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of the awards, in accordance with SFAS 123.


Net income - as reported                                                                           $ 470,487

Less total employee stock option expense determined
under fair value method, net of related tax effects                                                  (32,751)
                                                                                          -------------------
Pro forma net income                                                                               $ 437,736
                                                                                          ===================

Earnings per share - Basic:
As reported                                                                                           $ 0.53
Pro forma                                                                                             $ 0.49

Earnings per share - Diluted:
As reported                                                                                           $ 0.53
Pro forma                                                                                             $ 0.49

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123(R)'s fair value method has resulted in additional share-based expense (a component of compensation expenses and taxes) in the amount of $38,604 related to stock options for the three months ended March 31, 2006, than if the Company had continued to account for share-based compensation under APB 25. For the three months ended March 31, 2006, this additional share-based compensation lowered pre-tax earnings by $38,604, lowered net income by $37,117, and lowered basic earnings per share by $0.04.

     The following schedule shows all options granted, exercised, expired and exchanged under the Company's Stock Option Plan as of December 31, 2005.

Information relating to the options is as follows:



                                                               Shares Under          Weighted Average            Total
                                                                 Option               Exercise Price              Price
-----------------------------------------------------     -----------------------  ----------------------- -----------------------
Balance, December 31, 2003                                             -                  $    -               $          -

Granted                                                          147,500                  $ 21.47            $ 3,166,825.00
Forfeited                                                         (4,500)                 $ 21.59              $ (97,155.00)
                                                          -----------------------

Balance, December 31, 2004                                       143,000                  $ 21.47            $ 3,070,210.00

Granted                                                            8,000                  $ 21.19              $ 169,520.00
Forfeited                                                         (7,000)                 $ 21.59             $ (151,130.00)
                                                          -----------------------

Balance, December 31, 2005                                       144,000                  $ 21.45            $ 3,088,800.00
                                                          =======================


The Company grants options to purchase common stock to its directors, officers, and key employees of the Company or its affiliates. The option price per share may not be less than the fair market value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service. Employees have 3 months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company did not award any options during the first quarter of 2006.

The key assumptions used in determining the fair value of options granted by applying the Black-Scholes option pricing valuation model in 2005 and a summary of the methodology applied to develop each assumption are as follows:


          Expected price volatility                          49 - 51%

          Risk-free interest rate                          4.11 - 4.49%

          Weighted average expected lives in years              5

          Forfeiture rate                                       0%

          Dividend yield                                        0%

Expected Price Volatility - The Company estimates the volatility of its common stock at the date of grant based solely on the historical volatility of its common stock. The volatility factor used in the Black-Scholes option valuation model is based on the Company's historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate - This is the U.S Treasury yield in effect at the time of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period. Options granted have a maximum term of 5 years. An increase in the expected life will increase compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Expected Dividend Yield - In 2005 and since the adoption of the Plan the Company had not paid a dividend and at the time the options were granted did not anticipate paying a dividend in the foreseeable future, consequently the dividend yield assumption was zero. However, on December 29, 2005, the Board of Directors authorized a special dividend of $1.00 per share contingent upon the closing of the York sale. The sale closed on April 28, 2006, and the dividend will be payable to stockholders on May 31, 2006. The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:


                                          Shares Under           Weighted Average               Total
                                             Option               Exercise Price                Price
------------------------------------  -----------------------  -----------------------   -----------------------
Balance, December 31, 2005                  144,000                  $ 21.45               $ 3,088,800.00

Granted                                           -                  $     -               $            -
Exercised                                    (4,000)                 $ 21.59               $   (86,360.00)
                                      -----------------------

Balance, March 31, 2006                     140,000                  $ 21.45               $ 3,003,000.00
                                      =======================

The following table summarized information about stock option outstanding as of March 31, 2006:


                                          Weighted-Average
                                              Remaining                                                Weighted-Average
      Range of             Options        Contractual Life       Weighted-Average       Options       Exercise Price of
   Exercise Price        Outstanding         (in years)           Exercise Price      Exercisable    Exercisable Options
---------------------- --------------- ---------------------  --------------------- -------------- -----------------------
  $ 16.30 - $ 19.50             28,000         3.73                $ 17.04               21,000           $ 16.37
  $ 21.59 - $ 24.00            112,000         3.11                $ 22.55               83,476           $ 22.34
                       ---------------                                              --------------

                               140,000         3.17                $ 21.45              104,476           $ 21.14
                       ===============                                              ==============


At March 31, 2006, the aggregate intrinsic value of all outstanding options was $1,005,185 with a weighted average remaining contractual term of 3.17 years. The total compensation cost related to non-vested awards not yet recognized was $163,636 with an expense recognition period of 3 years.

On February 21, 2006, pursuant to a Post-Effective Amendment filing to a registration statement filed on Form S-8 under the Securities Act of 1933, the Plan was amended to correct a defect in the Plan regarding the circumstances in which a participant may exercise an option after the date the employment of the participant is terminated by the Company other than for cause.

3. 401(k) PLAN

The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by an affiliate of the Company, Winmill & Co. Incorporated. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total plan expense for the three months ended March 31, 2006 and 2005 was $10,049 and $5,476, respectively.

4. INCOME TAXES

The income tax provision (benefit) is comprised of the following:


                                                                       2005                    2004
                                                                --------------------    --------------------
Current provision:
    Federal                                                                     $ -                     $ -
    State and local                                                         307,559                   9,000
                                                                --------------------    --------------------

      Total current provision                                               307,559                   9,000
                                                                --------------------    --------------------

Deferred provision (benefit):
    Net operating loss                                                     (121,684)                (46,000)
    Equity in earnings of York                                               87,895                  48,743
                                                                --------------------    --------------------

      Total deferred provision (benefit)                                    (33,789)                  2,743
                                                                --------------------    --------------------

Total provision for income taxes                                          $ 273,770                $ 11,743
                                                                ====================    ====================

At March 31, 2005, deferred tax assets were $1,136,237 comprised of net operating and capital loss carryforwards of $1,224,132 and a deferred tax liability for the equity in earnings of York of $87,895.

At December 31, 2005, the Company had net operating loss carryforwards of $2,363,925 expiring as follows: $658,200 in 2022, $572,400 in 2023, $895,800 in
2024, and $237,525 in 2025.

The provision for income taxes differs from the provision calculated using the federal statutory income tax rate because of the dividends received exclusion (80%) on the equity in earnings of the unconsolidated affiliate.

5. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Tuxis Corporation ("Tuxis"), and their affiliates (collectively with Bexil, the "Affiliates"). At March 31, 2006, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 222,644 shares of the Company and 234,665 shares of Tuxis, or 25% and 23%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees. At March 31, 2006, the Company had a payable to MMC for compensation and benefit expenses of $93,589.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. At March 31, 2006, the Company had a payable to Winco related to these costs of $17,270. The Company incurred allocated rent and overhead costs of $24,999 and $24,000 for the three months ended March 31, 2006 and 2005, respectively.

The Company earned fees of $3,000 and $52,000 from York for consulting services and for service on York's board of directors for the three months ended March 31, 2006 and 2005, respectively.

On December 22, 2005, the Company entered into an expense sharing agreement with York and the other fifty percent stockholder of York for interest and other expenses related to a bank loan obtained by and for use by York. The expense sharing agreement has a limited duration of approximately six months and will end on June 30, 2006. The loan is for $15,000,000 bearing interest at LIBOR plus 1.5%. Under the expense sharing agreement the Company will bear 50% of the interest expense. The Company will also bear two-thirds of other agreed upon expenses up to a maximum of approximately $197,000. The Company has incurred expenses of approximately $113,000 related to the expense sharing agreement for the three months ended March 31, 2006.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Summarized condensed financial information for York is as follows:

                                                                              Three Months Ended March 31,
York Insurance Services Group, Inc.                                            2006                 2005
Revenues                                                                   $ 23,142,567         $ 16,839,102

Expenses                                                                     19,154,163           14,706,958

Net income                                                                    2,143,782            1,188,840

Working capital                                                              10,109,085           15,230,081

Total assets                                                                 31,926,966           32,400,946

Total liabilities                                                            29,052,732           12,365,134

Shareholder's equity                                                          2,874,234           20,035,812


York is a fifty percent owned unconsolidated affiliate accounted for by the equity method. The Company's cost of its fifty percent interest in York exceeds the underlying equity in net assets as of March 31, 2006, as follows:


Equity in net assets of York                                                              $ 1,437,117
Goodwill                                                                                    1,500,000
                                                                                     -----------------

    Carrying value                                                                        $ 2,937,117
                                                                                     =================

The carrying value of the Company's investment in York of $2,937,117 at March 31, 2006 is reviewed by the Company for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

The equity method goodwill of $1,500,000 is not amortized. The Company reviews the goodwill balance for impairment and considers changes in events or circumstances that would impair the valuation. The Company believes there has been no impairment of goodwill as of March 31, 2006.

7. COMMITMENTS AND CONTINGENCIES

At March 31, 2006, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's financial statements.

On January 11, 2006, the staff of the Market Regulation Department of the National Association of Securities Dealers ("NASD") on behalf of the American Stock Exchange ("AMEX") commenced a review of trading in the Company's common stock surrounding the December 27, 2005, announcement that the Company had entered into an agreement to sell its fifty percent interest in York. In connection with this review, the NASD requested that the Company provide certain information regarding the events that preceded the corporate disclosure. Pursuant to Section 132(e) of the AMEX Company Guide, a listed company is required to furnish such information, as the AMEX shall reasonably request. Failure to comply may subject a listed company to suspend dealings in its securities or removal from listing pursuant to AMEX Company Guide Section 1003. This inquiry should not be construed as an indication that the NASD has determined that any violations of AMEX rules or Federal Securities laws have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. The Company provided the NASD with all of the information requested on March 29, 2006. The NASD has not communicated any findings to the Company at this time.

8. STOCKHOLDER RIGHTS PLAN

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


9. SUBSEQUENT EVENTS

On April 27, 2006, the Company's stockholders voted to approve the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash; the sale was consummated on April 28, 2006.

On April 28, 2006, pursuant to the authorization of the Governance, Compensation, and Nominating Committee of the Board of Directors, the Company paid employee bonuses of approximately $1.9 million upon the consummation of the sale.

On December 29, 2005, the Company's Board of Directors authorized a special dividend to stockholders of $1.00 per share of the common stock contingent upon the closing of the sale. The special dividend is payable on May 31, 2006 to stockholders of record on May 15, 2006.

YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                                                                          2006              2005

CURRENT ASSETS:
  Cash and cash equivalents                                                                 $ 1,779,473      $ 4,606,085
  Accounts receivable, less allowance for doubtful accounts of $840,779 and 557,223          17,140,176       12,037,672
  Unbilled revenue                                                                            1,652,816        5,186,836
  Deferred income taxes                                                                       1,895,672        1,397,524
  Prepaid expenses and other current assets                                                   1,421,733        1,501,887
                                                                                              ---------        ---------

           Total current assets                                                              23,889,870       24,730,004
                                                                                             ----------       ----------

PROPERTY AND PLANT
  Furniture, fixtures and equipment-Net                                                       4,568,570        4,205,809
                                                                                              ---------        ---------

OTHER ASSETS:
  Other intangible assets-Net                                                                 1,937,500        2,187,500
  Goodwill                                                                                    1,050,294        1,050,294
  Deferred income taxes                                                                               -           36,273
  Other                                                                                         480,732          191,066
                                                                                                -------          -------
           Total other assets                                                                 3,468,526        3,465,133
                                                                                              ---------        ---------
TOTAL                                                                                      $ 31,926,966     $ 32,400,946
                                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                            $ 282,010      $ 1,432,965
  Accrued payroll expenses                                                                      996,050          495,523
  Accrued expenses                                                                            1,592,327          650,859
  Accrued sub-contractors' fees                                                                       -          533,348
  Taxes payable                                                                               1,794,128          967,077
  Current portion of deferred income                                                          5,485,534        5,060,974
  Current portion of note payable                                                             3,103,448                -
  Current portion of capital lease obligation                                                   246,042          240,937
  Other current liabilities                                                                     281,246          154,512
                                                                                                -------          -------
           Total current liabilities                                                         13,780,785        9,536,195
                                                                                             ----------        ---------

NONCURRENT LIABILITIES:
  Deferred income                                                                               512,020          562,386
  Notes payable                                                                              13,068,747        1,044,372
  Capital lease obligation                                                                      345,358          352,901
  Deferred income taxes                                                                         634,262                -
  Other                                                                                         453,765          414,867
                                                                                                -------          -------
           Total noncurrent liabilities                                                      15,014,152        2,374,526
                                                                                             ----------        ---------
MINORITY INTEREST                                                                               257,795          454,413
                                                                                                -------          -------

STOCKHOLDERS' EQUITY:
  Common stock-no par value, 1,000 shares authorized,
    1,000 shares issued and outstanding                                                               -                -
  Additional paid-in capital                                                                  3,000,000        3,000,000
  Retained (deficit)/earnings                                                                  (125,766)      17,035,812
                                                                                               --------       ----------
           Total stockholders' equity                                                         2,874,234       20,035,812
                                                                                              ---------       ----------
TOTAL                                                                                      $ 31,926,966     $ 32,400,946
                                                                                           ============     ============

See notes to consolidated financial statements.

YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                2006                2005

REVENUE                                                                                      $23,142,567        $16,839,102

OPERATING EXPENSES                                                                            19,216,662         14,769,456
                                                                                              ----------         ----------
INCOME FROM OPERATIONS                                                                         3,925,905          2,069,646
                                                                                               ---------          ---------

OTHER INCOME AND DEDUCTIONS:
  Investment income                                                                                4,021             14,945
  Interest expense                                                                               (32,721)           (36,750)
                                                                                                 -------            -------

                                                                                                 (28,700)           (21,805)
                                                                                                 -------            -------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                               3,897,205          2,047,841

PROVISION FOR INCOME TAXES                                                                    (1,700,740)          (766,236)

MINORITY INTEREST IN USTM INCOME                                                                 (52,683)           (92,765)
                                                                                                 -------            -------

NET INCOME                                                                                   $ 2,143,782        $ 1,188,840
                                                                                             ===========        ===========

See notes to consolidated to financial statements.

YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            2006                 2005

COMMON STOCK:                                                                             $         -           $        -
                                                                                          -----------           ----------
ADDITIONAL PAID-IN CAPITAL
  Balance  Beginning of period                                                              3,000,000            3,000,000
                                                                                            ---------            ---------
  Balance March 31                                                                          3,000,000            3,000,000
                                                                                            ---------            ---------

RETAINED (DEFICIT)/EARNINGS:
  Balance Beginning of period                                                              (2,269,548)          15,846,972
  Net income                                                                                2,143,782            1,188,840
                                                                                            ---------            ---------

  Balance March 31                                                                           (125,766)          17,035,812
                                                                                             --------           ----------

TOTAL STOCKHOLDERS  EQUITY-March 31                                                       $ 2,874,234         $ 20,035,812
                                                                                          ===========         ============


See notes to consolidated financial statements.

YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               2006                      2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 2,143,782               $ 1,188,840
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              433,386                   382,502
    Bad debt expense                                                                                 -                         -
    Loss on disposition of fixed assets                                                              -                     1,458
    Changes in:
      Accounts receivable                                                                   (1,249,321)                 (295,063)
      Unbilled revenues                                                                        329,466                 3,528,029
      Minority interest                                                                         52,683                    92,765
      Deferred income taxes                                                                     80,053                   (35,079)
      Prepaid expenses and other current assets                                               (276,155)                 (571,845)
      Other noncurrent assets                                                                   22,326                    (2,389)
      Accounts payable                                                                        (552,028)                 (782,590)
      Accrued payroll expenses                                                                (861,846)               (1,119,162)
      Accrued expenses                                                                         849,644                  (144,925)
      Accrued subcontractors' fees                                                                   -                (2,618,642)
      Taxes payable                                                                            668,640                   247,617
      Deferred income                                                                         (552,753)                  564,088
      Other payables                                                                           (38,953)                   95,689
                                                                                               -------                    ------

           Net cash provided by operating activities                                         1,048,924                   531,293
                                                                                             ---------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                  (521,148)                 (456,572)
  Net proceeds from sale of fixed assets                                                            -                      1,700
           Net cash used in investing activities                                              (521,148)                 (454,872)
                                                                                              --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                                                  (248,621)                 (510,963)
  Financing of capital lease obligations                                                       108,958                         -
  Repayment of capital lease obligations                                                       (70,745)                  (66,292)
  Partnership distributions                                                                   (152,000)                        -
                                                                                              --------                  --------

           Net cash used in financing activities                                              (362,408)                 (577,255)
                                                                                              --------                  --------

NET INCREASE / (DECREASE) IN CASH                                                              165,368                  (500,834)

CASH AND CASH EQUIVALENTS-Beginning of period                                                1,614,105                 5,106,919
                                                                                             ---------                 ---------

CASH AND CASH EQUIVALENTS-March 31                                                         $ 1,779,473               $ 4,606,085
                                                                                           ===========               ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid-income taxes                                                                     $ 957,360                 $ 496,588
                                                                                             =========                 =========

  Cash paid-interest                                                                          $ 32,721                  $ 36,751
                                                                                              ========                  ========

See notes to consolidated financial statements.

YORK INSURANCE SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------


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

     Deferred Income Taxes--The deferred income tax assets and liabilities recorded on the consolidated balance sheets represent the income tax effects of temporary differences between the tax basis of assets and their amounts for financial reporting purposes. Deferred income taxes arise from the recognition of these temporary differences.

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

     Goodwill and Other Intangible Assets--The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. If an impairment exists, a writedown to fair value (normally measured by discounting estimated future cash flows) is recorded.

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

     After considering legal factors, business climate, potential action by regulators, key personnel and financial position, the Company believes there has been no impairment of goodwill and other intangible assets as of March 31, 2006 and 2005.

     Allowance for Doubtful Accounts--The Company creates an allowance for receivables that may become uncollectible. The amount of the allowance is based upon management's assessment of several factors including the review of aging experience.

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

3.    PROPERTY & PLANT

      The carrying value of depreciable assets at March 31, 2006 is as follows:

                                                                              Accumulated        Carrying
Classification                                                 Cost          Depreciation          Value
Furniture, fixtures and equipment                            $3,109,620        $1,213,270       $ 1,896,350
Computer hardware and software                                2,462,763         1,349,982         1,112,781
Automobiles                                                           -                 -                 -
Leasehold improvements                                          773,714           316,383           457,331
Systems development                                           2,342,509         1,240,401         1,102,108
                                                              ---------         ---------         ---------

Total                                                        $8,688,606        $4,120,036       $ 4,568,570
                                                             ==========        ==========       ===========

     During the three months ended March 31, 2006 depreciation expense was $370,886.

     The carrying value of depreciable assets at March 31, 2005 is as follows:

                                                                             Accumulated        Carrying
    Classification                                             Cost          Depreciation          Value
Furniture, fixtures and equipment                            $2,647,583         $ 821,177       $ 1,826,406
Computer hardware and software                                1,847,108           960,753           886,355
Automobiles                                                       7,391             7,391                 -
Leasehold improvements                                          683,493           239,177           444,316
Systems development                                           1,894,065           845,333         1,048,732
                                                              ---------           -------         ---------

Total                                                        $7,079,640        $2,873,831       $ 4,205,809
                                                             ==========        ==========       ===========


     During the three months ended March 31, 2005, depreciation expense was $320,001.

4. OTHER INTANGIBLE ASSETS

     Other intangible assets consist principally of trademarks and trade names and customer relationships. Customer relationships are amortized on a straight-line basis over an estimated useful life of 10 years. Trademarks and trade names and goodwill which are not amortized are assessed for impairment on an annual basis or more frequently as events or circumstances arise. Amortization of intangible assets charged to operations amounted to $62,500 for the three months ended March 31, 2006 and 2005.

     Other intangible assets consist of the following at March 31, 2006:

                                                                               Accumulated        Carrying
Classification                                                  Cost          Amortization         Value
Amortized intangible assets:
   Customer relationships                                     $2,500,000       $1,062,500        $1,437,500
                                                              ==========       ==========        ==========
Unamortized intangible assets:
   Trademarks and trade names                                 $ 500,000              $ -         $  500,000
                                                              =========              ==          ==========

      Other intangible assets consist of the following at March 31, 2005:

                                                                              Accumulated        Carrying
Classification                                                  Cost          Amortization         Value
Amortized intangible assets:
   Customer relationships                                     $2,500,000        $ 812,500        $1,687,500
                                                              ==========        =========        ==========
Unamortized intangible assets:
   Trademarks and trade names                                  $ 500,000        $       -         $ 500,000
                                                               =========        =========        ==========

        The estimated amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $250,000 each year.

5.    LEASE COMMITMENTS

      The Company leases office space in each of the cities in which its offices are located and certain office equipment under operating leases. Rental expense for all operating leases totaled $859,332 for the three months ended March 31 2006 and $787,296 for the three months ended March 31, 2005.
      Future minimum lease payments for operating leases that have initial or remaining noncancelable terms in excess of one year as of March 31, 2006 are as follows:

                        2007         2008         2009         2010          2011      Thereafter      Total

Office space        $ 2,791,241  $ 2,480,474   $2,399,483   $ 1,818,496  $ 1,362,396  $ 2,642,886    $13,494,976
Equipment               301,665      203,733      115,537             -            -            -        620,935
                        -------      -------      -------   -----------  -----------  -----------        -------
Total               $ 3,092,906  $ 2,684,207   $2,515,020   $ 1,818,496  $ 1,362,396  $ 2,642,886    $14,115,911
                    ===========  ===========   ==========   ===========  ===========  ===========    ===========

6.    CAPITAL LEASE OBLIGATIONS
      The Company leases certain office equipment and furniture under capital leases with terms up to 48 months. The leases expire between July 2005 and March 2009. The total amount of equipment and furniture financed by capital leases was $108,958 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005. The total amount paid by the Company was $80,010 for the three months ended March 31, 2006 and $78,336 for the three months ended March 31, 2005.

      The carrying value of equipment held under capital leases, which is included in property, plant, and equipment in the financial statements, at March 31, 2006 is as follows:

                                                                                  Accumulated         Carrying
Classification                                                       Cost         Depreciation          Value
Equipment under capital lease                                     $ 967,394       $ 276,995          $ 690,399
                                                                  =========       =========          =========

     During the three months ended March 31, 2006, depreciation expense was $51,735.

     The carrying value of equipment held under capital leases, which is included in property, plant, and equipment in the financial statements, at March 31, 2005 is as follows:

     During the three months ended March 31, 2005, depreciation expense was $30,910.

7. NOTES PAYABLE

     During 2002, the Company borrowed of $5,000,000 and $4,000,000 from AIG and Merchants New York Commercial Corporation, respectively. The AIG loan was payable in sixty equal monthly installments commencing on February 18, 2002 with interest rate of prime plus 1.5%.

     On June 17, 2003, the Company paid the AIG loan down to $1,000,000, at which time the terms of the loan were renegotiated. The renegotiated loan is payable in 36 equal installments of $31,106, with interest at 7.50 %. On March 23, 2005, the AIG loan was paid off.

     The Merchants loan is a revolving line of credit for a period of four years and is deemed automatically renewed for a successive term of one year thereafter. The interest rate on the revolving line of credit is the prime rate, 5.75% at March 31, 2005. The line of credit was paid off on December 14, 2005.

     Both the AIG and commercial bank loans required the Company to maintain a working capital of not less than $5,000,000 at all times and tangible net worth of $5,250,000 on March 31, 2005. The Company was in compliance with loan requirements as of March 31, 2005.

     On December 14, 2005, the Company entered into a $15,000,000 term loan with Wachovia Bank, NA, with interest equal to the one-month LIBOR rate plus 1.5%. The interest rate at March 31, 2006 was 6.56 %. The term loan was paid off on April 28, 2006.

     The term loan required the Company to maintain the following financial covenants; funded debt to EBITDA ratio of not more than 2.00 to 1.00, funds flow coverage ratio of not less than 1.50 to 1.00, liquidity requirement of not less than $2,000,000, officer and director compensation shall not increase during any fiscal year by more than 20%, no losses for any two consecutive quarters and no change in the current chief executive officer. The Company was in compliance with all covenants as of March 31, 2006.

     On December 14, 2005, the Company entered into a $5,000,000 revolving loan facility with Wachovia Bank, NA, with interest equal to the LIBOR Market Index-Based Rate plus 1.50%. The interest rate at March 31, 2006 was 6.32%. At March 31, 2006, the Company had drawn $1,414,346 from the revolving loan. The revolving loan facility was paid off on April 28, 2006.

8. INCOME TAXES

     The provision for federal, state and local income taxes for the three months ended March 31, 2006 and 2005 is comprised of the following:

                                                                          2006               2005
Current - Federal, state and local                                      $1,620,687         $ 746,315
Deferred income tax benefit                                                 80,053            19,921
                                                                            ------            ------
                                                                        $1,700,740         $ 766,236
                                                                        ==========         =========

     The provision for federal, state and local income taxes for the three months ended March 31, 2006 and 2005 is comprised of the following:

                                                         2006                                    2005
Income Before Income Taxes and
   Minority Interest                                  $ 3,897,205                             $2,047,841
Minority Interest in USTM Income                          (52,683)                               (92,765)
                                                          -------                                -------
Pre-tax Net Income                                    $ 3,844,522                             $1,955,076
                                                      ===========                             ==========
 Income Tax - Statutory Rate                          $ 1,345,583            35%               $ 684,277          35%
Meals & Entertainment                                      16,687             0%                  10,999           1%
State income taxes                                       (146,540)           -4%                 (33,710)         -2%
Non-deductible Goodwill                                    21,875            -2%                  21,875           0%
Other                                                      44,448             1%                 (13,520)         -1%
                                                           ------             -                  -------           -
Federal Total Income Tax Expense                        1,282,053            33%                 669,921          17%
State Total Income Tax Expense                            418,687            11%                  96,315           5%
                                                          -------            --                   ------           -
Total Income Tax Expense                              $ 1,700,740            44%               $ 766,236          39%
                                                      ===========            ==                =========          ==

     Net deferred income tax assets and (liabilities) consist of the following at March 31, 2006 and 2005:

                                                                   2006              2005
Depreciation and amortization                                   $ (724,672)      $ (203,755)
Deferred income                                                  1,555,631        1,399,279
Allowance for doubtful accounts                                    294,273          189,456
Enterprise appreciation rights                                     136,178           48,817
                                                                   -------           ------
                                                                $1,261,410       $1,433,797
                                                                ==========       ==========

9. EMPLOYEE BENEFITS

     The Company has a voluntary employee savings plan (401(k) plan) in which eligible employees can contribute on a pretax basis a certain portion of their income. Matching contributions are made by the Company up to 6% of annual salary depending on the employees' years of service. The total cost of the plan to the Company was $251,417 for the three months ended March 31, 2006 and $185,466 for the three months ended March 31, 2005. The Company also has the following additional employee benefit plans: group life, health, dental, long-term disability and supplemental life insurance. The aggregate total of such additional employee benefit plan expense to the Company was $690,339 for the three months ended March 31, 2006 and $573,116 for the three months ended March 31, 2005.

10. CONCENTRATION OF BUSINESS

     The Company has generated revenues through separate and distinct contractual service arrangements with several carriers that are affiliates of each other (but not related to the Company) which, in aggregate, represented approximately 32% and 39% of the Company's revenue for the three months ended March 31, 2006 and 2005 respectively. Approximately two-thirds of this revenue is derived from TPA services provided on industry-specific program business which also involves relationships with MGAs and trade associations which are an integral part of the buying decision.

     The Company also manages claims for residual market plans in several states. Although the Company maintains a contractual relationship with the servicing carrier the selection of the Company as a TPA on these programs is influenced by each individual state plan, the servicing carrier which manages the plan, the state departments of insurance which oversee each plan and the representatives of insurance companies who serve on the Boards of each plan. In the aggregate, residual market plans represented 40% and 30% of the Company's revenue for the three months ended March 31, 2006 and 2005, respectively. Some of the carriers referred to above are also involved as the serving carrier on a portion of the residual market plans. It is the Company's position that each of these residual market plans is a separate customer relationship and as such, the customer concentration disclosure above does not reflect any business derived from the residual market plans.

11. FIDUCIARY ACCOUNT

     The Company holds money in escrow on behalf of certain clients. These escrow funds are used to pay losses and claim-related expenses on behalf of those clients. The payment of losses and claim-expenses does not affect the operating results of the Company. Neither the cash balances nor the related liabilities are included in the accompanying financial statements. The balance of the fiduciary accounts was $1,830,263 at March 31, 2006 and $1,594,124 at March 31, 2005.

12. RELATED PARTY TRANSACTIONS

     The Company entered into an agreement with the shareholders of record as of December 22, 2005. The agreement provides that the Company is to be reimbursed for interest expense and certain costs associated with the Wachovia term loan. On April 26, 2006, the Company received reimbursement of $497,927.

     The Company made a $125,000 loan to a senior executive in 2005, with interest at 5%. The total amount of interest paid was $4,894. The loan was repaid in full on January 19, 2006.

13. COMMITMENTS AND CONTINGENCIES

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

14. SUBSEQUENT EVENTS

     On December 23, 2005, the Company announced the signing of an agreement under which Odyssey Investment Partners LLC in partnership with the Company's Chairman & CEO, other members of the Company's senior management and Ward Partners, LLC (collectively "York Buyer") will purchase the Company from the Company's shareholders. The shareholders of the Company are the Company's Chairman & CEO and Bexil Corporation ("Bexil"), each of whom own a fifty percent interest in the Company. The sale of Bexil's fifty percent interest in the Company is subject to approval of the holders of at least 50% of Bexil's outstanding common stock. On April 27, 2006, the Bexil stockholders voted to approve the sale of its fifty percent interest in the Company to the York Buyer. The transaction was completed as of the close of business on April 28, 2006.

                                     ******

YORK INSURANCE SERVICES GROUP INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

The following table represents the statements of operating expenses of York Insurance Services Group, Inc. for the three months ended March 31, 2006 and 2005 (Unaudited):

                                                   2006                       2005

Salaries                                        $ 13,728,491               $ 10,383,535
Employee benefits                                  1,087,177                    880,961
Travel                                               525,625                    317,803
Automobiles                                          401,742                    291,819
Rent and related expenses                            796,241                    684,881
Equipment                                            184,751                    161,977
Printing and stationary                              183,281                    154,537
Communications                                       441,089                    490,402
Data processing                                      254,023                    200,897
Depreciation and other amortization                  433,386                    382,500
Service fees                                         152,295                    184,933
Loss adjustment expense                              771,048                    430,864
Other                                                257,513                    204,347
                                                     -------                    -------
Total operating expenses                        $ 19,216,662               $ 14,769,456
                                                ============               ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Quarterly Report on Form 10-QSB, may contain certain "forward looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward looking information as a result of various factors, including but not limited to those discussed below. Further, such forward looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

        Overview

Bexil Corporation, a Maryland corporation (the "Company"), is a holding company. We have 10 employees, none of whom are full time.

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

Bexil's primary holding is, and since 2002 has been, its fifty percent interest in privately held York Insurance Services Group, Inc. ("York"). York is an insurance services business process outsourcing company. Since the 1930's, York (through predecessor companies) has served as both an independent adjustment company and third party administrator providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. York's business units include the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting.

The Company's fifty percent interest in York is accounted for using the equity method and, therefore, York's financial results are not consolidated with ours.

On April 28, 2006, the Company consummated the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash and realized a gain of approximately $36 million.

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

York generates revenues through separate and distinct contractual service arrangements with several carriers that are affiliates of each other (but not related to York) which, in aggregate, represented approximately 32% and 39% of York's revenue for the three months ended March 31, 2006 and 2005, respectively. Approximately two thirds of this revenue is derived from third-party administrative ("TPA") services provided on industry-specific program business which also involves relationships with managing general agents ("MGA's") and trade associations which are an integral part of the buying decision.

York also manages claims for residual market plans in several states. Although York maintains a contractual relationship with the servicing carrier the selection of York as a TPA on these programs is influenced by each individual state plan, the servicing carrier which manages the plan, the state departments of insurance which oversee each plan and the representatives of insurance companies who serve on the boards of each plan. In the aggregate, residual market plans represented 40% and 30% of York's revenue for the three months ended March 31, 2006 and 2005, respectively. Some of the carriers referred to above are also involved as the serving carrier on a portion of the residual market plans. It is York's position that each of these residual market plans is a separate customer relationship and as such, the customer concentration disclosure above does not reflect any business derived from the residual market plans.

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

        Liquidity and Capital Resources

At March 31, 2006, the Company had positive working capital of $12,514,836, total assets of $17,498,704, no long-term debt, and shareholders' equity of $16,862,283.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.

        Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

Total revenues of $138,429 increased $75,208. The increase in revenue was comprised of an increase in dividend and interest income of $124,208 partially offset by a decrease in consulting and other fees of $49,000. The increase in dividend and interest income was attributable to larger investable cash balances and rising yields on our money market fund investments. Consulting and other revenue decreased due to the discontinuance of the Company's consulting arrangement with York. In 2005 the consulting fee was $150,000 per annum or $37,500 per quarter.

Total expenses of $470,197 increased $294,786 for the three months ended March 31, 2006 compared to total expenses of $175,411 for the three months ended March 31, 2005. Compensation and benefits increased $90,968. The increase was due to recognizing $38,604 in compensation expense for unvested stock options due to the adoption of SFAS 123(R) as of January 1, 2006 and to the increase in jointly used administrative and support functions incurred by Winco and allocated to the Company. Professional expenses increased $196,869. This was due to an increase in audit, legal, and the York expense sharing agreement arising from the sale of York.

The Company's equity in the earnings of York increased $477,471 for the three months ended March 31, 2006, from $594,420 for the three months ended March 31, 2005 to $1,071,891. This increase is attributable to the increase York's net income for the same period.

Net income was $466,353 for the three months ended March 31, 2006 compared to net income of $470,487 for the three months ended March 31, 2005, representing a 0.9% decrease. Net income on a per-share diluted basis was $0.50 compared with $0.53.

Item 3.  Controls and Procedures

        Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

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


Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of  Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BEXIL CORPORATION

Dated: May 15, 2006                              By :   /s/Thomas O'Malley
                                                        ------------------
                                                        Thomas O'Malley
                                                        Chief Financial Officer,
                                                        Chief Accounting Officer

              Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas B. Winmill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bexil Corporation ("small business issuer");

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

Date: May 15, 2006
/s/ Thomas B. Winmill
Chief Executive Officer

              Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas O'Malley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bexil Corporation ("small business issuer");

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

Date: May 15, 2006
/s/ Thomas O'Malley
Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
May 15, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
May 15, 2006