Form 10QSB
period 2006-06-30
BEXIL CORP
filed 2006-08-14
CIK 1023714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------
                                   FORM 10-QSB
                                ----------------

(Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 2006

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the  transition  period from  ___________  to ___________

                        Commission File Number 001-12233

                                ----------------
                                Bexil Corporation
                 (Name of small business issuer in its charter)
                                ----------------

                         Maryland                                                   13-3907058
                 (State of incorporation)                              (I.R.S. Employer Identification No.)

           11 Hanover Square, New York, New York                                      10005
         (Address of principal executive offices)                                   (Zip Code)

       Registrant's telephone number, including area code: 1-212-785-0400
                                ----------------
           Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class                             Name of each exchange on which registered
                       Common Stock                                          American Stock Exchange
         Rights to Purchase Series A Participating                           American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

The number of shares outstanding of the issuer's classes of common equity, as of August 14, 2006: Common Stock, par value $.01 per share - 883,592 shares.

INDEX

PART I. FINANCIAL INFORMATION                                                                         PAGE

Item 1. Financial Statements (Unaudited)
------------------------------------------------------------------------------------------------- --------------

Condensed Balance Sheet at June 30, 2006                                                                      3

Condensed Statements of Income                                                                                4
-        Three months ended June 30, 2006 and 2005
-        Six months ended June 30, 2006 and 2005

Condensed Statements of Cash Flows                                                                            5
-        Six months ended June 30, 2006 and 2005


Notes to Condensed Financial Statements                                                                       6


PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                                                    15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                          16
Item 3. Defaults Upon Senior Securities                                                                      16
Item 4. Submission of Matters to a Vote of Security Holders                                                  16
Item 5. Other Information                                                                                    17
Item 6. Exhibits                                                                                             17

CERTIFICATION SIGNATURES                                                                                     19

                                BEXIL CORPORATION
                             CONDENSED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                                  $  1,426,315
    Investment securities, available-for-sale                                                    47,256,530
                                                                                               ------------
      Total current assets                                                                       48,682,845
                                                                                               ------------

Other assets                                                                                          9,856
                                                                                               ------------
      Total assets                                                                             $ 48,692,701
                                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                      $    190,383
    Income taxes payable                                                                       $ 14,250,887
                                                                                               ------------

      Total current liabilities                                                                  14,441,270
                                                                                                 ----------

Commitments and contingencies (Note 10)
Shareholders' equity
    Common stock, $0.01 par value, 9,900,000 shares authorized,
      883,592 shares issued and outstanding                                                           8,836
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                                -
    Additional paid-in capital                                                                   11,912,036
    Retained earnings                                                                            22,330,559
                                                                                                 ----------

      Total shareholders' equity                                                                 34,251,431
                                                                                                 ----------

      Total liabilities and shareholders' equity                                               $ 48,692,701
                                                                                               ============

See notes to the condensed financial statements.

                                BEXIL CORPORATION
                         CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30,                         June 30,
                                                           2006             2005             2006             2005
                                                           ----             ----             ----             ----
                                                       (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
Revenues
    Consulting and other                                 $ 2,000         $ 40,500          $ 5,000         $ 92,500
    Dividends and interest                               435,827           18,402          571,256           29,623
                                                         -------           ------          -------           ------
                                                         437,827           58,902          576,256          122,123
                                                         -------           ------          -------          -------

Expenses
    Compensation and benefits                            182,871          135,724          385,563          247,448
    Professional                                          91,125          156,238          302,243          172,738
    General and administrative                            26,671           46,419           83,058           93,606
                                                          ------           ------           ------           ------
                                                         300,667          338,381          770,864          513,792
                                                         -------          -------          -------          -------

Income (loss) before income taxes and
    equity in earnings (loss) of York Insurance
    Services Group, Inc.                                 137,160         (279,479)        (194,608)        (391,669)

Income tax benefit                                      (353,625)         (43,362)         (79,855)         (31,620)

Equity in earnings (loss) of York Insurance
    Services Group, Inc.                              (1,805,639)         586,043         (733,748)       1,180,462
Gain on sale of York Insurance Services
    Group, Inc., net of taxes                         19,559,053                -       19,559,053                -
                                                      ----------        ---------       ----------        ---------

Net income                                          $ 18,244,199        $ 349,926     $ 18,710,552        $ 820,413
                                                    ============        =========     ============        =========

Per share net income:

    Basic                                                $ 20.65           $ 0.40          $ 21.21           $ 0.93
    Diluted                                              $ 19.83           $ 0.40          $ 20.28           $ 0.93

Average shares outstanding:
    Basic                                                883,592          879,591          882,001          879,591
    Diluted                                              919,848          879,591          922,783          879,591

See notes to the condensed financial statements.

                                BEXIL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                   2006              2005
                                                                                                   ----              ----
Cash flows from operating activities                                                            (Unaudited)      (Unaudited)

    Net income                                                                                  $18,710,552          $ 820,413

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Gain on sale of York Insurance Services Group, Inc.                                     (35,561,915)                 -
        Equity in loss (earnings) of York Insurance Services Group, Inc.                            733,748         (1,180,462)
        Decrease (increase) in deferred taxes                                                     1,102,448            (63,895)
        Non-cash stock compensation                                                                  67,145                  -
        Accretion of discount on investment security                                               (377,930)                 -
    Proceeds from sale of York Insurance Services Group, Inc.                                    38,864,121                  -
    Bonuses and other net transactions costs paid upon consummation
      of the sale of York Insurance Services Group, Inc.                                         (2,170,728)                 -
    Dividend received from York Insurance Services Group, Inc.                                            -          2,500,000
    Increase in other assets                                                                              -            (35,500)
    (Decrease)increase in accounts payable and accrued expenses                                    (376,898)            97,066
    Increase (decrease) in income taxes payable                                                  14,921,769             (5,660)
                                                                                                 ----------             ------

      Net cash provided by operating activities                                                  35,013,312          2,131,962
                                                                                                 ----------          ---------

Cash flows from investing activities

Purchase of investment security                                                                 (46,878,600)                 -
                                                                                                -----------          ---------

      Net cash used in investing activities                                                     (46,878,600)                 -
                                                                                                -----------          ---------

Cash flows from financing activities
Dividend paid                                                                                      (883,592)                 -
Proceeds from exercise of common stock options                                                       86,360                  -
                                                                                                     ------             ------
      Net cash used in financing activities                                                        (797,232)                 -
                                                                                                   --------           --------

      Net (decrease) increase in cash and cash equivalents                                      (12,662,520)         2,131,962

Cash and cash equivalents
    Beginning of period                                                                          14,088,835          3,601,311
                                                                                                 ----------          ---------
    End of period                                                                                $1,426,315         $5,733,273
                                                                                                 ==========         ==========

Supplemental disclosure:
    Income taxes paid                                                                             $ 797,790                $ -

See notes to the condensed financial statements.

                                BEXIL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization
Bexil Corporation (the "Company"), a Maryland corporation, is a holding company. From 2002 until April 28, 2006, our primary holding was a fifty percent interest in York Insurance Services Group, Inc. ("York"), an insurance services business process sourcing company. On April 28, 2006, we consummated the sale of our fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash. We have 10 employees.

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

Basis of Presentation
The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which require the use of estimates. Actual results may vary from those estimates. Certain comparative amounts for the prior year have been reclassified to conform to the fiscal year 2006 financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income.

Cash and Cash Equivalents
Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At June 30, 2006, the Company held approximately $1,300,000 in a money market fund.

Investment Securities, Available-for-Sale
Investment securities, available-for-sale are carried at fair value. Realized gains and losses are included in investment income based on specific identification. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized.

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

Reporting Segment
The Company accounts for its operations in accordance with FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." No segment disclosures have been made as the Company considers its business activities as a single segment.

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


                                                                 Three Months Ended                            Six Months Ended
                                                                     June 30,                                     June 30,
                                                              2006                2005                   2006                 2005
                                                              ----                ----                   ----                 ----
Numerator for basic and diluted earnings per share:
Net income                                               $  18,244,199         $   349,926            $18,710,552          $ 820,413
                                                         =============         ===========            ===========          =========

Denominator for basic earnings per share:
Weighted-average shares                                        883,592             879,591               882,001             879,591
Effect of dilutive securities:
Employee stock options                                          36,256                  -                 40,782                  -
                                                                ------                                    ------

Denominator for diluted earnings per share:
Adjusted weighted average shares and
assumed conversion                                             919,848            879,591                922,783            879,591
                                                               =======            =======                =======            =======

Per share net income:
Basic                                                          $ 20.65             $ 0.40                $ 21.21             $ 0.93
Diluted                                                        $ 19.83             $ 0.40                $ 20.28             $ 0.93

Dilutive securities consisting of stock options were excluded if their effect was anti-dilutive. There were options to purchase 143,000 shares of common stock for the three months and six months ended June 30, 2005, respectively, that were excluded from earnings per share because their effect was anti-dilutive.

2. SALE OF YORK INSURANCE SERVICES GROUP, INC.

On April 27, 2006, the Company's stockholders voted to approve the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors; the sale was consummated on April 28, 2006. The Company recognized a gain from the sale of $35,561,915 before taxes. The net gain after taxes of $19,559,053 consists of the cash proceeds paid by the buyer of $38,864,121 plus a consulting fee and expense reimbursement received from York of $138,500 less the Company's carrying value in York of $1,131,478, closing costs of $2,309,228 consisting of employee bonus awards of $1,909,228, and other costs of $400,000, and income taxes of $16,002,862.


Prior to the sale, the Company's fifty percent interest in York was accounted for using the equity method and, therefore, York's financial results were not consolidated with ours. Summarized unaudited condensed financial information for York for the four month period ended April 30, 2006 and the six months ended June 30, 2005 is as follows:

York Insurance Services Group, Inc.                                  Four Month Period           Six Months
Summarized Condensed Financial Information                                Ended                     Ended
(Unuadited)                                                           April 30, 2006            June 30, 2005
------------------------------------------------------            -----------------------   -----------------------
Revenues                                                                $ 30,345,914            $ 34,139,589
Expenses                                                                  25,131,225              30,002,810
Net income (loss)                                                         (1,467,496)              2,360,926
Working capital                                                             N/A                   11,512,969
Total assets                                                                N/A                   27,359,677
Total liabilities                                                           N/A                   11,151,779
Shareholder's equity (deficit)                                              N/A                   16,207,898

3. INCENTIVE COMPENSATION PLAN

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment" and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Plan. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and SFAS 123, "Accounting for Stock-Based Compensation." As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of the awards, in accordance with SFAS 123.

                                                                      Three Months Ended          Six Months Ended
                                                                         June 30, 2005              June 30, 2005
                                                                   -------------------------- --------------------------
Net income - as reported                                                           $ 349,926                  $ 820,413

Less total employee stock option expense determined
under fair value method, net of related tax effects                                  (20,749)                   (53,500)

                                                                   -------------------------- --------------------------
Pro forma net income                                                               $ 329,177                  $ 766,913
                                                                   ========================== ==========================

Earnings per share - Basic:
As reported                                                                           $ 0.40                     $ 0.93
Pro forma                                                                             $ 0.37                     $ 0.87

Earnings per share - Diluted:
As reported                                                                           $ 0.40                     $ 0.93
Pro forma                                                                             $ 0.37                     $ 0.87

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123(R)'s fair value method has resulted in additional share-based expense (a component of compensation expenses and taxes) in the amount of $28,540 and $67,144 related to stock options for the three months and six months ended June 30, 2006, respectively, than if the Company had continued to account for share-based compensation under APB 25. For the three months and six months ended June 30, 2006, this additional share-based compensation lowered pre-tax earnings by $28,540 and $67,144,respectively, lowered net income by $15,697 and $36,929, respectively, and lowered basic earnings per share by $0.02 and $0.04, respectively.

The following schedule shows all options granted, exercised, expired and exchanged under the Company's Stock Option Plan as of December 31, 2005.

Information relating to the options is as follows:

                                             Shares Under           Weighted Average               Total
                                                Option               Exercise Price                Price
--------------------------------        -----------------------  -----------------------   -----------------------
Balance, December 31, 2003                                   -          $     -                $        -

Granted                                                147,500          $ 21.47                $ 3,166,825.00
Forfeited                                               (4,500)         $ 21.59                $   (97,155.00)
                                        -----------------------

Balance, December 31, 2004                             143,000          $ 21.47                $ 3,070,210.00

Granted                                                  8,000          $ 21.19                $   169,520.00
Forfeited                                               (7,000)         $ 21.59                $  (151,130.00)
                                        -----------------------

Balance, December 31, 2005                             144,000          $ 21.45                $ 3,088,800.00
                                        =======================

The Company grants options to purchase common stock to its directors, officers, and key employees of the Company or its affiliates. The option price per share may not be less than the fair market value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service. Employees have 3 months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company did not award any options during the six months ended June 30, 2006.

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

Expected Dividend Yield - In 2005 and since the adoption of the Plan the Company had not paid a dividend and at the time the options were granted did not anticipate paying a dividend in the foreseeable future, consequently the dividend yield assumption was zero. However, on December 29, 2005, the Board of Directors authorized a special dividend of $1.00 per share contingent upon the closing of the York sale. The sale closed on April 28, 2006, and the dividend was paid to stockholders on May 31, 2006. The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

                                                           Shares Under            Weighted Average               Total
                                                              Option                Exercise Price                Price
----------------------------------------------------  -----------------------   -----------------------  ------------------------
Balance, December 31, 2005                                           144,000            $ 21.45            $ 3,088,800.00

Granted                                                                    -            $     -            $            -
Exercised                                                             (4,000)           $ 21.59            $   (86,360.00)
                                                      -----------------------

Balance, June 30, 2006                                               140,000            $ 21.45            $ 3,003,000.00
                                                      =======================

The following table summarized information about stock option outstanding as of June 30, 2006:

                                         Weighted-Average
                                            Remaining                                                 Weighted-Average
      Range of            Options        Contractual Life       Weighted-Average       Options       Exercise Price of
   Exercise Price       Outstanding         (in years)           Exercise Price      Exercisable    Exercisable Options
---------------------- --------------- ---------------------  --------------------- -------------- -----------------------
  $ 16.30 - $ 19.50           28,000           3.49                $ 17.04             21,000             $ 16.37
  $ 21.59 - $ 24.00          112,000           2.86                $ 22.55             83,476             $ 22.34
                       ---------------                                              --------------

                             140,000           2.92                $ 21.45            104,476             $ 21.14
                       ===============                                              ==============

At June 30, 2006, the aggregate intrinsic value of all outstanding options was $1,879,503 with a weighted average remaining contractual term of 2.92 years. The total compensation cost related to non-vested awards not yet recognized was $135,096 with an expense recognition period of 3 years.

On February 21, 2006, pursuant to a Post-Effective Amendment filing to a registration statement filed on Form S-8 under the Securities Act of 1933, the Plan was amended to correct a defect in the Plan regarding the circumstances in which a participant may exercise an option after the date the employment of the participant is terminated by the Company other than for cause.

4. 401(k) PLAN

The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by an affiliate of the Company, Winmill & Co. Incorporated ("Winco"). Company matching expense is based upon a percentage of contributions to the plan by eligible employees and are accrued and funded on a current basis. Matching expense for the three months ended June 30, 2006 and 2005 was $2,733 and $5,476, respectively. Matching expense for the six months ended June 30, 2006 and 2005 was $12,782 and $10,952, respectively.

5. INVESTMENT IN SECURITIES

At June 30, 2006, the Company held a U.S.Treasury security classified as available-for-sale with an amortized cost value of $47,256,530 which approximated fair value.

6. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                                       Three Months Ended                         Six Months Ended
                                                           June 30,                                   June 30,
                                                    2006                2005                  2006                 2005
                                                    ----                ----                  ----                 ----
Current provision:
    Federal                                     $ 9,760,000          $        -           $ 9,760,000           $       -
    State and local                               5,652,000              23,275             5,959,559              32,275
                                                  ---------              ------             ---------              ------

      Total current provision                    15,412,000              23,275            15,719,559              32,275
                                                 ----------              ------            ----------              ------

Deferred provision (benefit):
    Net operating loss and capital losses         1,136,237            (114,693)            1,102,448            (160,693)
    Equity in earnings of York                            -              48,056                     -              96,798
                                                     ------              ------                ------              ------

      Total deferred provision (benefit)          1,136,237             (66,637)            1,102,448             (63,895)
                                                  ---------             -------             ---------             -------

Total provision for income taxes               $ 16,548,237           $ (43,362)       $   16,822,007           $ (31,620)
                                               ============           =========        ==============           =========

The Company utilized net operating carryforwards of $2,363,925 to offset tax expense for the three months ended June 30, 2006.

7. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winco, Tuxis Corporation ("Tuxis"), and their affiliates (collectively with Bexil, the "Affiliates"). At June 30, 2006, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 222,644 shares of the Company and 234,665 shares of Tuxis, or 25% and 24%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. The Company incurred allocated rent and overhead costs of $24,999 and $24,000 for the three months ended June 30, 2006 and 2005, respectively, and $49,998 and $48,000 for the six months ended June 30, 2006 and 2005, respectively.

The Company earned fees of $102,000 and $40,500 from York for consulting services and for service on York's board of directors for the three months ended June 30, 2006 and 2005, respectively, and $105,000 and $92,500 for the six months ended June 30, 2006 and 2005, respectively.

On December 22, 2005, the Company entered into an expense sharing agreement with York and the other fifty percent stockholder of York for interest and other expenses related to a bank loan obtained by and for use by York. The expense sharing agreement had a limited duration of approximately six months and effectively ended upon the closing of the York sale transaction on April 28, 2006. The loan was for $15,000,000 bearing interest at LIBOR plus 1.5%. The Company paid 50% of the interest expense and two-thirds of other agreed upon expenses under the expense sharing agreement. The Company has incurred expenses of approximately $168,000 and $281,000 related to the expense sharing agreement for the three months and six months ended June 30, 2006, respectively.

On April 28, 2006, pursuant to the authorization of the Governance, Compensation, and Nominating Committee of the Board of Directors, the Company paid employee bonuses of approximately $1.9 million upon the consummation of the sale of its interest in York.

8. DIVIDEND

On December 29, 2005, the Company's Board of Directors authorized a special dividend to stockholders of $1.00 per share of the common stock contingent upon the closing of the sale of the Company's interest in York. The special dividend of $883,592 was paid on May 31, 2006 to stockholders of record on May 15, 2006.


9. STOCKHOLDER RIGHTS PLAN

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

10. COMMITMENTS AND CONTINGENCIES

At June 30, 2006, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's financial statements.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Quarterly Report on Form 10-QSB, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, contain "forward looking information" and are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include the following: No businesses to acquire or develop have been identified by the Company at this time. We have no plans to dissolve and liquidate the Company. The Company cannot predict what changes to its present business or operations would result from the sale of the York shares. We may decide to use most of the proceeds from the sale to start up and develop a business or to explore other alternatives, such as an acquisition of or business combination with, another entity or entities. At this time our Board of Directors has not made any decision to pursue any of these options. The risks included above are not exhaustive.

Other sections of this report may include reference to the additional factors, which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Company business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors, which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

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

From 2002 until April 28, 2006, Bexil's primary holding was its fifty percent interest in privately held York Insurance Services Group, Inc. ("York"). York is an insurance services business process outsourcing company. Since the 1930's, York (through predecessor companies) has served as both an independent adjustment company and third party administrator providing comprehensive claims, data, and risk related services to insurance companies, self-insureds, and intermediaries throughout the United States. York's business units include the program management, licensed private investigation, recovery, environmental consulting, retail logistics and large/complex loss adjusting.

The Company's fifty percent interest in York was accounted for using the equity method and, therefore, York's financial results were not consolidated with ours.

On April 28, 2006, the Company consummated the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash and realized a gain before income taxes of approximately $36 million.

         Operations after the Sale of York Shares

The Company is seeking to acquire and/or develop one or more businesses. There are no limits on the types of businesses or fields in which the Company may devote its assets. No businesses to acquire or develop have been identified by the Company at this time. We have no plans to dissolve and liquidate the Company. We may decide to use most of the proceeds from the sale to start up and develop a business or to explore other alternatives, such as an acquisition of or business combination with, another entity or entities. At this time our Board of Directors has not made any decision to pursue any of these options.

         Liquidity and Capital Resources

At June 30, 2006, the Company had positive working capital of $34,241,575, total assets of $48,692,701, no long-term debt, and shareholders' equity of $34,251,431.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.


         Results of Operations

Revenue. Revenue increased approximately $379,000 and $454,000 for the three months and six months ended June 30, 2006, respectively, compared to 2005, mainly due to an increase in dividend and interest income. Cash balances increased over the same period due to the proceeds from the sale of York on April 28, 2006 and to dividends received from York in 2005.

Expenses. Total expenses decreased approximately $38,000 and increased approximately $257,000 for the three months and six months ended June 30, 2006, respectively, compared to 2005.

Compensation and benefits increased approximately $47,000 and $138,000 for the three months and six months ended June 30, 2006, respectively, compared to 2005. The Company recognized approximately $29,000 and $67,000 in compensation expense for unvested stock options due to the adoption of SFAS 123(R) for the three months and six months ended June 30, 2006, respectively. Compensation also increased due to an increase in jointly used administrative and support functions incurred by Winco and allocated to the Company.

Professional expenses decreased approximately $65,000 for the three months ended June 30, 2006, compared to 2005. In 2005, the Company's auditing fees increased due to a change in auditors in the second quarter. Professional expenses increased approximately $130,000 for the six months ended June 30, 2006, compared to 2005. This was due to an increase in audit, legal, and the York expense sharing agreement leading up to the sale of York.

York. The Company recognized a loss in the earnings of York of approximately $1,806,000 and $734,000 for the three months and six months ended June 30, 2006, respectively. This was attributable to expenses incurred by York leading up to the sale transaction. The Company consummated the sale of its fifty percent interest in York in April 2006 and realized a net after-tax gain of approximately $20,000,000. The net after-tax gain consisted of proceeds of approximately $39,000,000 less the Company's carrying value in York of approximately $1,100,000, closing costs including employee bonus awards of approximately $2,200,000, and income taxes of approximately $16,000,000.

Net income was $18,710,552 or $20.28 per share on a diluted basis for the six months ended June 30, 2006 compared to net income of $820,413 or $0.93 per share on a diluted basis for the six months ended June 30, 2005.


Item 3.  Controls and Procedures

            Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of the 2006 fiscal year, a Special Meeting of Stockholders (the "Special Meeting") of the Company was held on April 27, 2006 for the following purposes: 1) to authorize and approve the sale of all 500 shares of York Insurance Services Group, Inc. common stock owned by the Company to York Insurance Acquisition, Inc. for approximately $38,864,000, pursuant to the Stock Purchase Agreement, dated as of December 23, 2005, by and among the Company, York Insurance Holdings, Inc. and York Insurance Acquisition, Inc.; and
2) to consider and vote upon the adjournment of the Special Meeting to a later date, if necessary, to solicit additional proxies in the event that there are insufficient shares present in person or by proxy voting in favor of proposal one.

With regard to the proposal to authorize and approve the sale of all 500 shares of York Insurance Services Group, Inc. common stock owned by the Company to York Insurance Acquisition, Inc. for approximately $38,864,000, pursuant to the Stock Purchase Agreement, dated as of December 23, 2005, by and among the Company, York Insurance Holdings, Inc. and York Insurance Acquisition, Inc., 455,402 shares were voted in favor of the proposal, 131,315 shares were voted against, and 5,291 shares were voted to abstain.

With regard to the proposal to consider and vote upon the adjournment of the Special Meeting to a later date, if necessary, to solicit additional proxies in the event that there are insufficient shares present in person or by proxy voting in favor of proposal one, 430,985 shares were voted in favor of the proposal, 99,584 shares were voted against, and 61,439 shares were voted to abstain.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K
1. Current Report on Form 8-K dated April 3, 2006 containing the press release disclosing the Company's operating results for the year ended December 31, 2005.
2. Current Report on Form 8-K dated April 28, 2006 containing the press release disclosing the consummation of the sale of the Company's fifty percent interest in York Insurance Services Group, Inc. and the payment of a special dividend.
3. Current Report on Form 8-K dated May 2, 2006 containing the press release disclosing the Company's acquisition parameters.
4. Current report on Form 8-K dated May 17, 2006 containing the press release disclosing the Company's operating results for the first quarter ended March 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BEXIL CORPORATION

Dated: August 14, 2006                          By :   /s/Thomas O'Malley
                                                       ------------------
                                                        Thomas O'Malley
                                                        Chief Financial Officer,
                                                        Chief Accounting Officer

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

/s/ Thomas B. Winmill
Chief Executive Officer
Date: August 14, 2006

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

/s/ Thomas O'Malley
Chief Financial Officer
Date: August 14, 2006

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
August 14, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
August 14, 2006