Form 10QSB/A
period 2006-06-30
BEXIL CORP
filed 2006-08-16
CIK 1023714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------
                                  FORM 10-QSB/A
                                ----------------

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


The number of shares outstanding of the issuer's classes of common equity, as of August 16, 2006: Common Stock, par value $.01 per share - 883,592 shares.

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

                                BEXIL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                   2006              2005
                                                                                                   ----              ----
Cash flows from operating activities                                                            (Unaudited)      (Unaudited)

    Net income                                                                                  $18,710,552          $ 820,413


    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Gain on sale of York Insurance Services Group, Inc.                                     (35,561,915)                 -
        Equity in loss (earnings) of York Insurance Services Group, Inc.                            733,748         (1,180,462)
        Decrease (increase) in deferred taxes                                                     1,102,448            (63,895)
        Non-cash stock compensation                                                                  67,145                  -
        Accretion of discount on investment security                                               (377,930)                 -
    Proceeds from sale of York Insurance Services Group, Inc.                                    38,864,121                  -
    Bonuses and other net transactions costs paid upon consummation
      of the sale of York Insurance Services Group, Inc.                                         (2,170,728)                 -
    Dividend received from York Insurance Services Group, Inc.                                            -          2,500,000
    Increase in other assets                                                                              -            (35,500)
    (Decrease)increase in accounts payable and accrued expenses                                    (376,898)            97,066
    Increase (decrease) in income taxes payable                                                  14,022,769             (5,660)
                                                                                                 ----------             ------


      Net cash provided by operating activities                                                  35,013,312          2,131,962
                                                                                                 ----------          ---------

Cash flows from investing activities

Purchase of investment security                                                                 (46,878,600)                 -
                                                                                                -----------          ---------

      Net cash used in investing activities                                                     (46,878,600)                 -
                                                                                                -----------          ---------

Cash flows from financing activities
Dividend paid                                                                                      (883,592)                 -
Proceeds from exercise of common stock options                                                       86,360                  -
                                                                                                     ------             ------
      Net cash used in financing activities                                                        (797,232)                 -
                                                                                                   --------           --------

      Net (decrease) increase in cash and cash equivalents                                      (12,662,520)         2,131,962

Cash and cash equivalents
    Beginning of period                                                                          14,088,835          3,601,311
                                                                                                 ----------          ---------
    End of period                                                                                $1,426,315         $5,733,273
                                                                                                 ==========         ==========

Supplemental disclosure:
    Income taxes paid                                                                             $ 797,790                $ -

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

6. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                                       Three Months Ended                         Six Months Ended
                                                           June 30,                                   June 30,
                                                    2006                2005                  2006                 2005
                                                    ----                ----                  ----                 ----
Current provision:
    Federal                                     $ 9,400,000          $        -           $ 9,400,000           $       -
    State and local                               5,113,000              23,275             5,420,559              32,275
                                                  ---------              ------             ---------              ------

      Total current provision                    14,513,000              23,275            14,820,559              32,275
                                                 ----------              ------            ----------              ------

Deferred provision (benefit):
    Net operating loss and capital losses         1,136,237            (114,693)            1,102,448            (160,693)
    Equity in earnings of York                            -              48,056                     -              96,798
                                                     ------              ------                ------              ------

      Total deferred provision (benefit)          1,136,237             (66,637)            1,102,448             (63,895)
                                                  ---------             -------             ---------             -------

Total provision for income taxes               $ 15,649,237           $ (43,362)       $   15,923,007           $ (31,620)
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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information


Information or statements provided by or on behalf of the Company from time to time, including those within this Quarterly Report on Form 10-QSB/A, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.


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


However, on August 14, 2006, the Company inadvertently filed its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the "Report") before all pending edits and reviews were completed. Because the edits and review procedures had not been completed and further changes in the financial statements were necessitated because of such reviews, the Company's Chief Financial Officer determined that the Company's financial statements for the quarter ended June 30, 2006 as filed should not be relied upon. On August 16, 2006, an amended Quarterly Report on Form 10-QSB/A was filed to correct certain errors in the Quarterly Report on Form 10-QSB which was filed on August 14, 2006. The circumstances surrounding the inadvertent filing and a description of the edits which had not been completed are described in the Company's Current Report on Form 8-K dated August 16, 2006, which was filed with the SEC on the same date.

          Changes in Internal Controls

The Company has adopted the following administrative procedural control to help preclude repetition of the error that occurred on August 14, 2006, with respect to the inadvertent SEC filing. As such, no SEC filings by the Company shall be transmitted until the staff person EDGARizing the document has 1) obtained the signed and dated authorization from the Company's Controller that the EDGAR document has been reviewed and agrees to the source document, and 2) obtained the signed and dated authorization to file the EDGAR document from either the Chief Executive Officer or the Chief Financial Officer of the Company, or their delegatee. Based on the implementation of such procedural controls, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 16, 2006.

There has been no change, other than those noted above, during the Company's fiscal quarter ended June 30, 2006, in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                                                BEXIL CORPORATION

Dated: August 16, 2006                          By :   /s/Thomas O'Malley
                                                       ------------------
                                                        Thomas O'Malley
                                                        Chief Financial Officer,
                                                        Chief Accounting Officer

              Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas B. Winmill, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Bexil Corporation ("small business issuer");

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

/s/ Thomas B. Winmill
Chief Executive Officer
Date: August 16, 2006

              Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas O'Malley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Bexil Corporation ("small business issuer");

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

/s/ Thomas O'Malley
Chief Financial Officer
Date: August 16, 2006

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB/A for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
August 16, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB/A for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
August 16, 2006