Form 10QSB
period 2006-09-30
BEXIL CORP
filed 2006-11-14
CIK 1023714

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------
                                   FORM 10-QSB
                              --------------------
(Mark One)
    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                        Commission File Number 001-12233
                              --------------------

                                Bexil Corporation
                 (Name of small business issuer in its charter)
                              --------------------

                         Maryland                                                   13-3907058
                 (State of incorporation)                              (I.R.S. Employer Identification No.)

           11 Hanover Square, New York, New York                                      10005
         (Address of principal executive offices)                                   (Zip Code)

       Registrant's telephone number, including area code: 1-212-785-0400
                              --------------------
           Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
                       Common Stock                                          American Stock Exchange
         Rights to Purchase Series A Participating                           American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

The number of shares outstanding of the issuer's classes of common equity, as of November 14, 2006: Common Stock, par value $.01 per share - 883,592 shares.
================================================================================


INDEX
PART I. FINANCIAL INFORMATION                                                                              PAGE

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheet at September 30, 2006                                                                 3

Condensed Statements of Income                                                                                4
-        Three months ended September 30, 2006 and 2005
-        Nine months ended September 30, 2006 and 2005

Condensed Statement of Shareholders' Equity at September 30, 2006                                             5

Condensed Statements of Cash Flows
-        Nine months ended September 30, 2006 and 2005                                                        6


Notes to Condensed Financial Statements                                                                       7


Item 2. Management's Discussion and Analysis or Plan of Operation                                            15
Item 3. Controls and Procedures                                                                              17

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                                                    18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                          18
Item 3. Defaults Upon Senior Securities                                                                      18
Item 4. Submission of Matters to a Vote of Security Holders                                                  18
Item 5. Other Information                                                                                    18
Item 6. Exhibits                                                                                             19

CERTIFICATION SIGNATURES                                                                                     20

                                BEXIL CORPORATION
                             CONDENSED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                                   $ 594,063
    Investment securities, available-for-sale                                                  39,109,451
    Receivables:
      Refundable income taxes                                                                     811,239
      Interest                                                                                    157,562
    Other                                                                                           4,126
                                                                                       -------------------

      Total current assets                                                                     40,676,441
                                                                                       -------------------

      Total assets                                                                           $ 40,676,441
                                                                                       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                       $ 234,683
    Income taxes payable                                                                        3,053,750
                                                                                       -------------------

      Total current liabilities                                                                 3,288,433
                                                                                       -------------------

Commitments and contingencies (Note 10)                                                                 -

Shareholders' equity
    Common stock, $0.01 par value, 9,900,000 shares authorized,
      883,592 shares issued and outstanding                                                         8,836
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                              -
    Additional paid-in capital                                                                 12,821,828
    Accumulated other comprehensive income                                                         16,405
    Retained earnings                                                                          24,540,939
                                                                                       -------------------

      Total shareholders' equity                                                               37,388,008
                                                                                       -------------------

      Total liabilities and shareholders' equity                                             $ 40,676,441
                                                                                       ===================

See notes to these unaudited condensed financial statements.

                                BEXIL CORPORATION
                         CONDENSED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                                Three months ended                Nine months ended
                                                                   September 30,                    September 30,
                                                               2006             2005            2006             2005
                                                            (unaudited)      (unaudited)     (unaudited)      (unaudited)
-------------------------------------------------------------------------------------------------------------------------
Revenues
    Dividends and interest                                  $ 573,264         $ 37,992      $ 1,144,520         $ 67,615
    Consulting and other                                            -           38,500            5,000          131,000
                                                              -------           ------            -----          -------
                                                              573,264           76,492        1,149,520          198,615
                                                              -------           ------        ---------          -------

Expenses
    Compensation and benefits                                 190,536          124,606          577,658          372,053
    Professional                                               76,792          125,665          379,036          298,403
    General and administrative                                 65,166           46,590          146,664          140,197
                                                               ------           ------          -------          -------
                                                              332,494          296,861        1,103,358          810,653
                                                              -------          -------        ---------          -------
Income (loss) before income taxes and equity
    in earnings (loss) of York Insurance
    Services Group, Inc.                                      240,770         (220,369)          46,162         (612,038)

Income tax expense                                            110,150          124,555          159,138           92,935
Equity in earnings (loss) of York Insurance
    Services Group, Inc.                                            -          954,127         (733,748)       2,134,590
Gain on sale of York Insurance Services
    Group, Inc., net of taxes                                       -                -       22,651,248                -
                                                            ---------        ---------       ----------        ---------
Net income                                                $   130,620        $ 609,203     $ 21,804,524      $ 1,429,617
                                                          ===========        =========     ============      ===========
Per share net income:
    Basic                                                      $ 0.15           $ 0.69          $ 24.71           $ 1.63
    Diluted                                                    $ 0.14           $ 0.69          $ 23.69           $ 1.63

Average shares outstanding:
    Basic                                                     883,592          879,592          882,537          879,592
    Diluted                                                   915,409          879,592          920,289          879,592

See notes to these unaudited condensed financial statements.

                                BEXIL CORPORATION
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                              Additional                        Other                Total
                                               Common          Paid in       Retained        Comprehensive        Shareholders'
                                                Stock          Capital       Earnings           Income               Equity
                                             ----------- ---------------- ----------------- ------------------- -------------------
Balance at December 31, 2005,
    879,592 common shares                       $ 8,796      $12,642,163      $ 3,620,007                  $ -        $ 16,270,966
Comprehensive income
    Net income                                        -                -       21,804,524                    -          21,804,524
    Change in unrealized security holding
      gains, net of taxes                             -                -                -               16,405              16,405
                                                                                                                -------------------
Total comprehensive income                                                                                              21,820,929
                                                                                                                -------------------
4,000 common shares issued upon option
  exercise under incentive compensation plan         40           86,320                -                    -              86,360
Stock-based compensation expense                      -           93,345                -                    -              93,345
Dividends paid                                        -                -         (883,592)                   -            (883,592)
                                             ----------- ---------------- ----------------- ------------------- -------------------

Balance at September 30, 2006,
    883,592 common shares                       $ 8,836      $12,821,828      $24,540,939             $ 16,405        $ 37,388,008
                                             =========== ================ ================= =================== ===================

See notes to these unaudited condensed financial statements.

                                BEXIL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                         Nine months ended
                                                                                            September 30,
                                                                                       2006              2005
                                                                                    (unaudited)       (unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

    Net income                                                                      $ 21,804,524        $ 1,429,617

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Gain on sale of York Insurance Services Group, Inc.                          (35,561,915)                 -
        Equity in loss (earnings) of York Insurance Services Group, Inc.                 733,748         (2,134,590)
        Decrease (increase) in deferred taxes                                          1,102,448            (75,899)
        Non-cash stock compensation                                                       93,345                  -
        Accretion of discount on investment in security                                 (839,400)                 -
    Proceeds from sale of York Insurance Services Group, Inc.                         38,864,121                  -
    Bonuses and other net transactions costs paid upon consummation
      of the sale of York Insurance Services Group, Inc.                              (2,170,728)                 -
    Dividend received from York Insurance Services Group, Inc.                                 -          2,670,691
    Increase in refundable income taxes                                                 (811,239)                 -
    Increase in interest receivable                                                     (157,562)                 -
    Increase in other assets                                                                   -             40,668
    (Decrease) increase in accounts payable and accrued expenses                        (334,601)            83,905
    Increase in income taxes payable                                                   2,825,632                  -
                                                                                       ---------          ---------

      Net cash provided by operating activities                                       25,548,373          2,014,392
                                                                                      ----------          ---------
Cash flows from investing activities
Purchases of investment securities                                                   (85,963,913)                 -
Proceeds from sale of investment security                                             47,718,000                  -
                                                                                      ----------         ----------
      Net cash used in investing activities                                          (38,245,913)                 -
                                                                                     -----------         ----------
Cash flows from financing activities
Dividend paid                                                                           (883,592)                 -
Proceeds from exercise of common stock options                                            86,360                  -
                                                                                      -----------        ----------
      Net cash used in financing activities                                             (797,232)                 -
                                                                                      -----------        ----------
      Net (decrease) increase in cash and cash equivalents                           (13,494,772)         2,014,392
                                                                                     -----------          ---------

Cash and cash equivalents
    Beginning of period                                                               14,088,835          3,601,311
                                                                                      ----------          ---------
    End of period                                                                      $ 594,063        $ 5,615,703
                                                                                       =========        ===========
Supplemental disclosure:
    Income taxes paid                                                                $ 9,952,964          $ 105,525

See notes to these unaudited condensed financial statements.

                                BEXIL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization
Bexil Corporation (the "Company"), a Maryland corporation, is a holding company. From 2002 until April 28, 2006, our primary holding was a fifty percent interest in York Insurance Services Group, Inc. ("York"), an insurance services business process sourcing company. On April 28, 2006, we consummated the sale of our fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash. We have 10 employees, none of whom are full-time.

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

Basis of Presentation
The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which require the use of estimates. Actual results may vary from those estimates. Certain comparative amounts for the prior year have been reclassified to conform to the fiscal year 2006 financial statement presentation. Such reclassifications did not affect total revenues, operating income, or net income.

The unaudited interim financial information contained in these condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-KSB filed with the SEC.

Cash and Cash Equivalents
Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At September 30, 2006, the Company held approximately $571,000 in money market fund investments.

Investment Securities, Available-for-Sale
Investment securities, available-for-sale are carried at fair value. Realized gains and losses are included in investment income based on specific identification. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized.

Income Taxes
The Company's method of accounting for income taxes conforms to the Financial Accounting Standards Board ("FASB")'s Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

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


                                                                 Three months ended              Nine months ended
                                                                    September 30,                   September 30,
                                                                2006            2005            2006            2005
--------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 130,620       $ 609,203    $ 21,804,524     $ 1,429,617
                                                                  =======         =======      ==========       =========
Weighted-average shares outstanding - basic                       883,592         879,592         882,537         879,592
Incremental shares from assumed conversions:
    Stock options under incentive compensation plan                31,817               -          37,752               -
                                                                   ------          ------          ------          ------
Weighted-average shares outstanding - diluted                     915,409         879,592         920,289         879,592
                                                                  =======         =======         =======         =======
Per share net income:
    Basic                                                          $ 0.15          $ 0.69         $ 24.71          $ 1.63
    Diluted                                                        $ 0.14          $ 0.69         $ 23.69          $ 1.63

Dilutive securities consisting of stock options were excluded if their effect was anti-dilutive. For both the three and nine months ended September 30, 2006, there were no potentially antidilutive stock options. For both the three and nine months ended September 30, 2005, 143,000 options to purchase common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109"
("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109.
FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently analyzing the impact this interpretation will have on its financial condition, results of operations, cash flows, and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principals ("GAAP"). SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings. SFAS 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin Number 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on how effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position, results of operations, or cash flows.

2. SALE OF YORK INSURANCE SERVICES GROUP, INC.

On April 27, 2006, the Company's stockholders voted to approve the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors; the sale was consummated on April 28, 2006. The Company recognized a gain from the sale of $35,561,915 before taxes. The net gain after taxes of $22,651,249 consists of the cash proceeds paid by the buyer of $38,864,121 plus a consulting fee and expense reimbursement received from York of $138,500 less the Company's carrying value in York of $1,131,478, closing costs of $2,309,228 consisting of employee bonus awards of $1,909,228, and other costs of $400,000, and income taxes of $12,910,666.

Prior to the sale, the Company's fifty percent interest in York was accounted for using the equity method and, therefore, York's financial results were not consolidated with ours. Summarized unaudited condensed financial information for York for the four month period ended April 30, 2006 and the nine months ended September 30, 2005 are as follows:

York Insurance Services Group, Inc.                                  Four Month Period            Nine Months
Summarized Condensed Financial Information                                 Ended                      Ended
(Unuadited)                                                           April 30, 2006          September 30, 2005
------------------------------------------------------            -----------------------   -----------------------
Revenues                                                                    $ 30,345,914              $ 51,357,653
Expenses                                                                      25,131,225                44,529,657
Net income (loss)                                                             (1,467,496)                4,269,181
Working capital                                                             n/a                         12,820,028
Total assets                                                                n/a                         29,309,281
Total liabilities                                                           n/a                         11,534,510
Shareholder's equity (deficit)                                              n/a                         17,774,771


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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment" and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Plan. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and SFAS 123, "Accounting for Stock-Based Compensation." As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of the awards, in accordance with SFAS 123.

                                                                      Three Months Ended          Nine Months Ended
                                                                      September 30, 2005         September 30, 2005
                                                                   -------------------------- --------------------------
Net income - as reported                                                           $ 609,203                $ 1,429,617

Less total stock option expense determined under
fair value method, net of related tax effects                                        (20,636)                   (74,136)

                                                                   -------------------------- --------------------------
Pro forma net income                                                               $ 588,567                $ 1,355,481
                                                                   ========================== ==========================

Earnings per share - Basic:
As reported                                                                           $ 0.69                     $ 1.63
Pro forma                                                                             $ 0.67                     $ 1.54

Earnings per share - Diluted:
As reported                                                                           $ 0.69                     $ 1.63
Pro forma                                                                             $ 0.67                     $ 1.54

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123(R)'s fair value method has resulted in additional share-based expense (affecting compensation expenses and taxes) in the amount of $26,200 and $93,345 related to stock options for the three months and nine months ended September 30, 2006, respectively, than if the Company had continued to account for share-based compensation under APB 25. For the three months and nine months ended September 30, 2006, this additional share-based expense lowered pre-tax earnings by $26,200 and $93,345,respectively, lowered net income by $16,768 and $59,740, respectively, and lowered basic earnings per share by $0.02 and $0.07, respectively.

The following schedule shows all options granted, exercised, expired, and exchanged under the Plan as of December 31, 2005.

                                                     Shares Under           Weighted Average               Total
                                                        Option               Exercise Price                Price
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
                                                =======================

The Company grants options to purchase common stock to its directors, officers, and key employees of the Company or its affiliates. The option price per share may not be less than the fair market value of such shares on the date the option is granted. The maximum term of an option may not exceed 5 years and the vesting period is three years of service. Under certain conditions participants have 3 months after the employment relationship ends to exercise all vested options.

The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company did not award any options during the nine months ended September 30, 2006.

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

Expected Dividend Yield - In 2005 and since the adoption of the Plan the Company has paid one special dividend, although at the time the options were granted management did not anticipate paying a dividend in the foreseeable future. Consequently, the dividend yield assumption was zero. On December 29, 2005, the Board of Directors authorized a special dividend of $1.00 per share contingent upon the closing of the York sale. The sale closed on April 28, 2006, and the dividend was paid to stockholders on May 31, 2006. The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:


                                               Shares Under         Weighted Average              Total
                                                  Option             Exercise Price               Price
                                          ---------------------------------------------- -----------------------
Balance, December 31, 2005                               144,000                $ 21.45             $ 3,088,800

Granted                                                        -                    $ -                     $ -
Exercised                                                 (4,000)               $ 21.59               $ (86,360)
Forfeited                                                 (1,000)               $ 21.59               $ (21,590)
                                          -----------------------

Balance, September 30, 2006                              139,000                $ 21.44             $ 2,980,160
                                          =======================

The following table summarizes information about stock options outstanding as of September 30, 2006:

                                         Weighted-Average
                                            Remaining                                                 Weighted-Average
      Range of            Options        Contractual Life       Weighted-Average       Options       Exercise Price of
   Exercise Price       Outstanding         (in years)           Exercise Price      Exercisable    Exercisable Options
---------------------- --------------- ---------------------  --------------------- -------------- -----------------------
  $ 16.30 - $ 19.50             28,000                 3.23                $ 17.04         21,000                 $ 16.37
  $ 21.59 - $ 24.00            111,000                 2.53                $ 22.56         83,476                 $ 22.34
                       ---------------                                              --------------
                               139,000                 2.67                $ 21.44        104,476                 $ 21.14
                       ===============                                              ==============

At September 30, 2006, the aggregate intrinsic value of all outstanding options was $1,422,183 with a weighted average remaining contractual term of 2.67 years. The total compensation cost related to non-vested awards not yet recognized was $104,531 with an expense recognition period of approximately 2 years.

On February 21, 2006, pursuant to a Post-Effective Amendment filing to a registration statement filed on Form S-8 under the Securities Act of 1933, the Plan was amended to correct a defect in the Plan regarding the circumstances in which a participant may exercise an option after the date the employment of the participant is terminated by the Company other than for cause.

4. 401(k) PLAN

The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by an affiliate of the Company, Winmill & Co. Incorporated ("Winco"). Company matching expense is based upon a percentage of contributions to the plan by eligible employees and are accrued and funded on a current basis. Matching expense for the three months ended September 30, 2006 and 2005 was $2,267 and $5,476, respectively. Matching expense for the nine months ended September 30, 2006 and 2005 was $15,050 and $16,428, respectively.

5. INVESTMENT IN SECURITIES

Investment securities at September 30, 2006, consisted of the following:

                                                              Amortized          Gross Unrealized           Fair
                                                                Cost           Gains         Losses         Value
---------------------------------------------------------------------------------------------------------------------
Investment securites, available-for-sale
    U.S.Treasury Note due August 2008                          $39,082,215      $25,815         $ -      $39,108,030
    Global Income Fund, Inc.                                         1,605            -        (184)           1,421
                                                                     -----         ----        ----            -----
        Total                                                  $39,083,820      $25,815      $ (184)     $39,109,451
                                                               ===========      =======      ======      ===========

Global Income Fund, Inc. ("GIF") is a closed-end investment company advised by CEF Advisers, Inc. which is a wholly owned subsidiary of Winco. The gross unrealized loss on GIF at September 30, 2006, was deemed to be temporary in nature.

6. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                                           Three Months Ended                              Nine Months Ended
                                                              September  30,                                 September  30,
                                                      2006                   2005                     2006                   2005
                                                    -------------------------------------------------------------------------------
Current provision:
        Federal                                      $85,672               $    -                 $10,585,672               $     -
        State and local                               24,478                136,560                 1,381,685               168,835
                                                    -------------------------------------------------------------------------------
                Total current provision              110,150                136,560                11,967,357               168,835
                                                    -------------------------------------------------------------------------------
Deferred provision (benefit):
        Net operating loss and capital losses             -                 (90,243)                1,102,448              (250,936)
        Equity in earnings of York                        -                  78,238                         -               175,036
                                                    -------------------------------------------------------------------------------
               Total deferred provision (benefit)        -                 (12,005)                1,102,448               (75,900)
                                                    -------------------------------------------------------------------------------
Total provision for income taxes                    $110,150               $124,555               $13,069,805               $92,935
                                                    ===============================================================================


In 2006, the difference between the U.S. federal statutory income tax rate and our effective rate is due to non-deductible compensation and state and local income taxes. In 2005, the difference between the U.S. federal statutory income tax rate and our effective tax rate was due to the dividends received exclusion (80%) on the equity in the earnings of York, which was an unconsolidated affiliate.

The estimated effective income tax rates for the three and nine months ended September 30, 2006 do not necessarily reflect the anticipated effective income tax rate for the 2006 year. Throughout the year, the Company will re-evaluate its estimated annual effective income tax rate and make adjustments as necessary.

The Company utilized net operating loss carryforwards of $2,323,204 to offset tax expense for the nine months ended September 30, 2006.


7. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winco, Tuxis Corporation ("Tuxis"), and their affiliates (collectively with Bexil, the "Affiliates"). At September 30, 2006, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 222,644 shares of the Company and 234,665 shares of Tuxis, or 25% and 24%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees. At September 30, 2006, the Company had a reimbursement payable to MMC for compensation and benefits of $5,312.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. The Company incurred allocated rent and overhead costs of $28,399 and $24,000 for the three months ended September 30, 2006 and 2005, respectively, and $78,397 and $72,000 for the nine months ended September 30, 2006 and 2005, respectively.

The Company earned fees of $0 and $37,500 from York for consulting services and for service on York's board of directors for the three months ended September 30, 2006 and 2005, respectively, and $105,000 and $122,500 for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, the Company had $100,159 invested in Midas Dollar Reserves, Inc. ("MDR"), a money market fund advised by MMC and $1,421 invested in GIF which is advised by CEF. The Company earned dividends from the investments of $184 and $259 for the three and nine months ended September 30, 2006, respectively. Certain officers and directors of the Company are officers and/or directors of MDR and GIF.

On December 22, 2005, the Company entered into an expense sharing agreement with York and the other fifty percent stockholder of York for interest and other expenses related to a bank loan obtained by and for use by York. The expense sharing agreement had a limited duration of approximately six months and effectively ended upon the closing of the York sale transaction on April 28, 2006. The loan was for $15,000,000 bearing interest at LIBOR plus 1.5%. The Company paid 50% of the interest expense and two-thirds of other agreed upon expenses under the expense sharing agreement. The Company incurred expenses of approximately $281,000 related to the expense sharing agreement.

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

10. COMMITMENTS AND CONTINGENCIES

At September 30, 2006, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's financial statements.

On January 11, 2006, the staff of the Market Regulation Department of the National Association of Securities Dealers ("NASD"), on behalf of the American Stock Exchange ("AMEX"), commenced a review of trading in the Company's common stock surrounding the December 27, 2005, announcement that the Company had entered into an agreement to sell its fifty percent interest in York. In connection with this review, the NASD requested that the Company provide certain information regarding the events that preceded the corporate disclosure. Pursuant to Section 132(e) of the AMEX Company Guide, a listed company is required to furnish such information, as the AMEX shall reasonably request. Failure to comply may subject a listed company to suspend dealings in its securities or removal from listing pursuant to AMEX Company Guide Section 1003. This inquiry should not be construed as an indication that the NASD has determined that any violations of AMEX rules or Federal Securities laws have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. The Company provided the NASD with all of the information requested on March 29, 2006. The NASD has not communicated any findings to the Company at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Quarterly Report on Form 10-QSB may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, contain "forward- looking information" and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements.

Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," "believes," or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include the following: No businesses to acquire or develop have been identified by the Company at this time. We have no plans to dissolve and liquidate the Company. The Company cannot predict what changes to its present business or operations would result from the sale of the York shares. We may decide to use most of the proceeds from the sale to start up and develop a business or to explore other alternatives, such as an acquisition of, or business combination with, another entity or entities. At this time our Board of Directors has not made any decision to pursue any of these options. The risks included above are not exhaustive.

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

From 2002 until April 28, 2006, Bexil's primary holding was its fifty percent interest in privately held York Insurance Services Group, Inc. ("York"). York is an insurance services company. The Company's fifty percent interest in York was accounted for using the equity method and, therefore, York's financial results were not consolidated with ours.

On April 28, 2006, the Company consummated the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash and realized a gain before income taxes of approximately $36 million.

         Operations after the Sale of York Shares

The Company is seeking to acquire and/or develop one or more businesses. There are no limits on the types of businesses or fields in which the Company may devote its assets. No businesses to acquire or develop have been identified by the Company at this time. We have no plans to dissolve and liquidate the Company. We may decide to use most of the proceeds from the sale to start up and develop a business or to explore other alternatives, such as an acquisition of, or business combination with, another entity or entities. At this time our Board of Directors has not made any decision to pursue any of these options.

         Liquidity and Capital Resources

At September 30, 2006, the Company had positive working capital of $37,388,008, total assets of $40,676,441, no long-term debt, and shareholders' equity of $37,388,008.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.


         Results of Operations

Revenue. Revenue increased approximately $497,000 and $951,000 for the three months and nine months ended September 30, 2006, respectively, compared to 2005 mainly due to an increase in dividend and interest income. Cash balances increased over the same period due to the proceeds from the sale of York on April 28, 2006 and to dividends received from York in 2005.

Expenses. Total expenses increased approximately $36,000 and $293,000 for the three months and nine months ended September 30, 2006, respectively, compared to 2005.

Compensation and benefits increased approximately $66,000 and $206,000 for the three months and nine months ended September 30, 2006, respectively, compared to 2005. The Company recognized approximately $26,000 and $93,000 in compensation expense for unvested stock options due to the adoption of SFAS 123(R) for the three months and nine months ended September 30, 2006, respectively. Compensation also increased due to an increase in jointly used administrative and support functions incurred by Winco and allocated to the Company.

Professional expenses decreased approximately $49,000 and increased approximately $81,000 for the three months and nine months ended September 30, 2006, respectively compared to 2005. The variances are attributable to the timing of expenses incurred leading up to the York sale transaction partially offset by lower audit and legal expenses in 2006 compared to 2005.

York. In 2006, the Company recognized a loss in the earnings of York of approximately $734,000. This was attributable to expenses incurred by York leading up to the sale transaction. The Company consummated the sale of its fifty percent interest in York in April 2006 and realized a net after-tax gain of approximately $23,000,000. The net after-tax gain consisted of proceeds of approximately $39,000,000 less the Company's carrying value in York of approximately $1,100,000, closing costs including employee bonus awards of approximately $2,200,000, and income taxes of approximately $13,000,000.

Net income was $21,804,524 or $23.69 per share on a diluted basis for the nine months ended September 30, 2006, compared to net income of $1,429,617 or $1.63 per share on a diluted basis for the nine months ended September 30, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2006, because of the deficiencies outlined below.

On August 14, 2006, the Company inadvertently filed its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the "Report") before all pending edits and reviews were completed. Because the edits and review procedures had not been completed and further changes in the financial statements were necessitated because of such reviews, the Company's Chief Financial Officer determined that the Company's financial statements for the quarter ended June 30, 2006 as filed should not be relied upon. On August 16, 2006, an amended Quarterly Report on Form 10-QSB/A ("Form 10-QSB/A-1") was filed to correct certain errors in the Quarterly Report on Form 10-QSB, which was filed on August 14, 2006. The circumstances surrounding the inadvertent filing and a description of the edits which had not been completed are described in the Company's Current Report on Form 8-K dated August 16, 2006, and filed with the SEC on the same date.

On November 10, 2006, the Company's Chief Financial Officer determined that the Company's financial statements for the quarter ended June 30, 2006, filed on Form 10-QSB/A-1 should not be relied upon. Management determined that deficiencies within its disclosure controls and procedures including internal control over financial reporting existed that related to the following (1) the controls over the estimating of income taxes through the application of SFAS 109 as disclosed in Note 6 to the unaudited financial statements on Form 10-QSB/A-1 for the quarter ended June 30, 2006 did not operate effectively, and (2) the classification error of recording the dividend payment as a reduction of additional paid in capital instead of a reduction of retained earnings.

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

In response to the events giving rise to the Form 10-QSB/A-2 filing, the Company has recommended that its accounting and financial reporting team increase its knowledge of the application of SFAS 109 through continuing education. The Company will also consider the cost and benefits of outsourcing its application of SFAS 109 to a third party, if practicable.

There has been no change, other than those noted above, during the Company's fiscal quarter ended September 30, 2006, in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None
Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

1. Current Report on Form 8-K dated July 6, 2006 containing the disclosure of the change in the Company's certifying accountant and the press release announcing the change in the Company's certifying accountant.

2. Current Report on Form 8-K/A dated July 6, 2006 containing the corrected disclosure of the change in the Company's certifying accountant and the press release announcing the change in the Company's certifying accountant.

3. Current report on Form 8-K dated August 15, 2006 containing the press release disclosing the Company's operating results for the second quarter ended June 30, 2006.

4. Current report on Form 8-K dated August 14, 2006 disclosing non-reliance on previous issued financial statements pursuant to item 4.02 caused by the inadvertent filing of the Company's quarterly report on Form 10-QSB for the second quarter ended June 30, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BEXIL CORPORATION

Dated: November 14, 2006                      By :   /s/Thomas O'Malley
                                                     ------------------
                                                     Thomas O'Malley
                                                     Chief Financial Officer,
                                                     Chief Accounting Officer

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

Date: November 14, 2006
/s/ Thomas B. Winmill
Chief Executive Officer

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

Date: November 14, 2006
/s/ Thomas O'Malley
Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
November 14, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bexil Corporation on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
November 14, 2006