Form 10QSB/A
period 2006-11-14
BEXIL CORP
filed 2006-11-14
CIK 1023714

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-QSB/A - 2

(Mark One)

|X|       Quarterly  Report  Pursuant  to  Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006


|_|       Transition  Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                        Commission File Number 001-12233
                                  ------------

                                BEXIL CORPORATION
                 (Name of small business issuer in its charter)

                                  ------------

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

                                      (1)

EXPLANATORY NOTE
Bexil Corporation (the "Company") is filing this amendment no. 2 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006
("Form 10-QSB/A-2"), to restate the financial results. The restatement includes adjustments to (a) revise the estimate for income tax expense and (b) to correct shareholder's equity by reclassifying the special dividend paid during the quarter as a reduction of retained earnings instead of as a reduction to additional paid in capital. The Company previously filed its amendment no. 1 to correct certain errors to its quarterly report filed on August 14, 2006 ("Form 10-QSB/A-1"). The Company is filing this Form 10-QSB/A-2 in order to present certain additional disclosures regarding income taxes and the reclassification of the dividend payment; specifically, we have added footnote no. 11 in order to fully disclose the effects of this change. The information contained in this Form 10-QSB/A-2, including the financial statements and the notes hereto, amends Items 1, 2, and 3 of Form 10-QSB/A-1.

These changes impacted previously reported net income, net income per share, total assets, total liabilities, shareholders' equity, and cash flows. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in Form 10-QSB/A-1. Accordingly this Form 10-QSB/A-2 should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission. Currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Form 10-QSB/A-2.

                                      (2)

INDEX

PART I. FINANCIAL INFORMATION                                                                         PAGE
                                                                                                      ----

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------
Condensed Balance Sheet at June 30, 2006 (as restated)                                                        3

Condensed Statements of Income                                                                                4
-        Three months ended June 30, 2006 and 2005 (as restated)
-        Six months ended June 30, 2006 and 2005 (as restated)

Condensed Statements of Cash Flows (as restated)
-        Six months ended June 30, 2006 and 2005                                                              5


Notes to Condensed Financial Statements                                                                       6


Item 2. Management's Discussion and Analysis or Plan of Operation                                            17
Item 3. Controls and Procedures                                                                              20
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                   21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                          21
Item 3. Defaults Upon Senior Securities                                                                      21
Item 4. Submission of Matters to a Vote of Security Holders                                                  21
Item 5. Other Information                                                                                    21
Item 6. Exhibits                                                                                             21

CERTIFICATION SIGNATURES                                                                                     23


                                      (3)

                                BEXIL CORPORATION
                             CONDENSED BALANCE SHEET
                            (As restated see Note 11)
                                  June 30, 2006
                                   (Unaudited)

------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                                   $ 1,426,315
    Investment securities, available-for-sale                                                    47,256,530
    Refundable income taxes                                                                         811,239
                                                                                               ------------
      Total current assets                                                                       49,494,084
                                                                                               ------------
Other assets                                                                                          9,856
                                                                                               ------------
      Total assets                                                                             $ 49,503,940
                                                                                               ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                         $ 190,383
    Income taxes payable                                                                         12,098,774
                                                                                               ------------
      Total current liabilities                                                                  12,289,157
                                                                                               ------------
Commitments and contingencies (Note 10)                                                                   -

Shareholders' equity
    Common stock, $0.01 par value, 9,900,000 shares authorized,
      883,592 shares issued and outstanding                                                           8,836
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                                -
    Additional paid-in capital                                                                   12,795,628
    Retained earnings                                                                            24,410,319
                                                                                               ------------
      Total shareholders' equity                                                                 37,214,783
                                                                                               ------------
      Total liabilities and shareholders' equity                                               $ 49,503,940
                                                                                               ============


See notes to the condensed financial statements.

                                      (4)

                                BEXIL CORPORATION
                         CONDENSED STATEMENTS OF INCOME

------------------------------------------------------------------------------


                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                         (AS RESTATED SEE NOTE 11)         (AS RESTATED SEE NOTE 11)
                                                           2006             2005             2006             2005
                                                        ---------------------------------------------------------------
                                                        (UNAUDITED)      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Revenues
    Consulting and other                                      $ 2,000         $ 40,500          $ 5,000         $ 92,500
    Dividends and interest                                    435,827           18,402          571,256           29,623
                                                             --------         --------         --------         --------
                                                              437,827           58,902          576,256          122,123
                                                             --------         --------         --------         --------
Expenses
    Compensation and benefits                                 182,871          135,724          385,563          247,448
    Professional                                               91,125          156,238          302,243          172,738
    General and administrative                                 26,671           46,419           83,058           93,606
                                                             --------         --------         --------         --------
                                                              300,667          338,381          770,864          513,792
                                                             --------         --------         --------         --------
Income (loss) before income taxes and equity
    in earnings (loss) of York Insurance
    Services Group, Inc.                                      137,160         (279,479)        (194,608)        (391,669)

Income tax expense (benefit)                                 (224,781)         (43,362)          48,989          (31,620)

Equity in earnings (loss) of York Insurance
    Services Group, Inc.                                   (1,805,639)         586,043         (733,748)       1,180,462
Gain on sale of York Insurance Services
    Group, Inc., net of taxes                              22,651,249                -       22,651,249                -
                                                           -------------------------------------------------------------
Net income                                               $ 21,207,551        $ 349,926     $ 21,673,904        $ 820,413
                                                           =============================================================
Per share net income:
    Basic                                                     $ 24.00           $ 0.40          $ 24.57           $ 0.93
    Diluted                                                   $ 23.06           $ 0.40          $ 23.49           $ 0.93

Average shares outstanding:
    Basic                                                     883,592          879,591          882,001          879,591
    Diluted                                                   919,848          879,591          922,783          879,591


See notes to the condensed financial statements.

                                      (5)

                                BEXIL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       (As restated see Note 11)
                                                                                        2006              2005
                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 (UNAUDITED)        (UNAUDITED)
    Net income                                                                      $ 21,673,904          $ 820,413

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Gain on sale of York Insurance Services Group, Inc.                          (35,561,915)                 -
        Equity in loss (earnings) of York Insurance Services Group, Inc.                 733,748         (1,180,462)
        Decrease (increase) in deferred taxes                                          1,102,448            (63,895)
        Non-cash stock compensation                                                       67,145                  -
        Accretion of discount on investment security                                    (377,930)                 -
    Proceeds from sale of York Insurance Services Group, Inc.                         38,864,121                  -
    Bonuses and other net transactions costs paid upon consummation
      of the sale of York Insurance Services Group, Inc.                              (2,170,728)                 -
    Dividend received from York Insurance Services Group, Inc.                                 -          2,500,000
    Increase in refundable income taxes                                                 (811,239)                 -
    Increase in other assets                                                                   -            (35,500)
    (Decrease) increase in accounts payable and accrued expenses                        (376,898)            97,063
    Increase (decrease) in income taxes payable                                       11,870,656             (5,660)
                                                                                     ------------      ------------
      Net cash provided by operating activities                                       35,013,312          2,131,959
                                                                                     ------------      ------------
Cash flows from investing activities
Purchase of investment security                                                      (46,878,600)                 -
                                                                                     ------------      ------------
      Net cash used in investing activities                                          (46,878,600)                 -
                                                                                     ------------      ------------
Cash flows from financing activities
Dividend paid                                                                           (883,592)                 -
Proceeds from exercise of common stock options                                            86,360                  -
                                                                                     ------------      ------------
      Net cash used in financing activities                                             (797,232)                 -
                                                                                     ------------      ------------
      Net (decrease) increase in cash and cash equivalents                           (12,662,520)         2,131,959

Cash and cash equivalents
    Beginning of period                                                               14,088,835          3,601,311
                                                                                     ------------      ------------
    End of period                                                                    $ 1,426,315        $ 5,733,270
                                                                                     ============      ============
Supplemental disclosure:
    Income taxes paid                                                                  $ 797,790                $ -


See notes to the condensed financial statements.

                                      (6)

                                BEXIL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)
------------------------------------------------------------------------------


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

                                      (7)

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


                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                       2006              2005             2006              2005
                                                                   ----------------------------------------------------------------
Numerator for basic and diluted earnings per share:
Net income                                                         $21,207,551         $ 349,926      $21,673,904         $ 820,413
                                                                   ================================================================
Denominator for basic earnings per share:
Weighted-average shares                                              883,592           879,591          882,001           879,591
Effect of dilutive securities:
Employee stock options                                                  36,256                 -           40,782                 -
                                                                   ----------------------------------------------------------------
Denominator for diluted earnings per share:
Adjusted weighted average shares and
assumed conversion                                                     919,848           879,591          922,783           879,591
                                                                   ================================================================
Per share net income:
Basic                                                                  $ 24.00            $ 0.40          $ 24.57            $ 0.93
Diluted                                                                $ 23.06            $ 0.40          $ 23.49            $ 0.93


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

                                      (8)

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


                                      (9)

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

Information relating to the options is as follows:

                                                            Shares Under         Weighted Average             Total
                                                               Option             Exercise Price              Price
---------------------------------------------------------------------------------------------------------------------------
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

                                      (10)

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
                                                      =======================



The following table summarized information about stock option outstanding as of June 30, 2006:

                                           WEIGHTED-AVERAGE
                                             REMAINING                                             WEIGHTED-AVERAGE
      RANGE OF             OPTIONS        CONTRACTUAL LIFE     WEIGHTED-AVERAGE      OPTIONS       EXERCISE PRICE OF
   EXERCISE PRICE        OUTSTANDING         (IN YEARS)         EXERCISE PRICE     EXERCISABLE    EXERCISABLE OPTIONS
----------------------------------------------------------------------------------------------------------------------
 $ 16.30 - $ 19.50            28,000                 3.49              $ 17.04        21,000                $ 16.37
 $ 21.59 - $ 24.00           112,000                 2.86              $ 22.55        83,476                $ 22.34
                     ---------------                                            -------------

                             140,000                 2.92              $ 21.45       104,476                $ 21.14
                     ===============                                            =============


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

                                      (11)

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

5. INVESTMENT IN SECURITIES

At June 30, 2006, the Company held a U.S.Treasury security classified as available-for-sale with an amortized cost value of $47,256,530, which approximated fair value.

6. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                      2006              2005             2006              2005
                                                ------------------------------------------------------------------
Current provision:
    Federal                                      $ 10,500,000               $ -      $ 10,500,000              $ -
    State and local                                 1,049,648            23,275         1,357,207           32,275
                                                ------------------------------------------------------------------
      Total current provision                      11,549,648            23,275        11,857,207           32,275
                                                ------------------------------------------------------------------
Deferred provision (benefit):
    Net operating loss and capital losses           1,136,237          (114,693)        1,102,448         (160,693)
    Equity in earnings of York                              -            48,056                 -           96,798
                                                ------------------------------------------------------------------
      Total deferred provision (benefit)            1,136,237           (66,637)        1,102,448          (63,895)
                                                ------------------------------------------------------------------
Total provision for income taxes                 $ 12,685,885         $ (43,362)     $ 12,959,655        $ (31,620)
                                                ==================================================================

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


                                      (12)

The estimated effective income tax rates for the three and six months ended June 30, 2006 do not necessarily reflect the anticipated effective income tax rate for the 2006 year. Throughout the year, the Company will re-evaluate its estimated annual effective income tax rate and make adjustments as necessary.

The Company utilized net operating loss carryforwards of $2,363,925 to offset tax expense for the six months ended June 30, 2006.

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

                                      (13)

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

11. RESTATEMENT

The Company has restated its financial statements for the three and six months ended June 30, 2006, to correct the following errors in the financial statements previously filed:

As filed in Form 10-QSB/A-1, the Company (a) used an effective income tax rate to record income taxes that did not reflect known state allocation rates and (b) recorded the payment of the special dividend as a decrease to additional paid in capital instead of a decrease to retained earnings in shareholders' equity.

The net effect of the correction of these errors was to:

Increase the Company's reported net income by $2,963,352 for the three and six months ended June 30, 2006, to $21,207,551 and $21,673,904, respectively.

Decrease the Company's reported income tax expense by $2,963,352 for the three and six months ended June 30, 2006, to $12,685,885 and $12,959,655, respectively.

Increase the Company's reported gain on the sale of York, net of taxes by $3,092,196 to $22,651,249 for the three and six months ended June 30, 2006, respectively.

                                      (14)

Increase the Company's reported basic and diluted net income per share to $24.00 and $23.06, respectively, from $20.65 and $19.83, respectively, for the three months ended June 30, 2006.

Increase the Company's reported basic and diluted net income per share to $24.57 and $23.49, respectively, from $21.21 and $20.28, respectively, for the six months ended June 30, 2006.

Increase the Company's reported current assets by $811,239 to $49,494,084 at June 30, 2006, to record a refund receivable for state and local income taxes paid in 2005.

Decrease the Company's reported income taxes payable by $2,152,113 to $12,098,774 at June 30, 2006.

Increase the Company's reported additional paid in capital by $883,592 to $12,795,628 to reclassify the special dividend paid on May 31, 2006, to retained earnings at June 30, 2006.

Increase the Company's reported retained earnings by $2,079,760 to $24,410,319 at June 30, 2006, which was comprised of the increase to reported net income of $2,963,352 less the special dividend paid on May 31, 2006 of $883,592 that was reclassified from additional paid in capital in shareholders equity.

The correction of the errors on the Company's reported Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2006, did not affect the total cash flows from operating, financing, and investing activities, but did effect individual components of the cash flows from operating activities.

Following are reconciliations of the Company's restatements of the Condensed Balance Sheet (unaudited) at June 30, 2006, the Condensed Statements of Income (unaudited) for the three and six months ended June 30, 2006, and the Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2006, from amounts previously reported:

Condensed Balance Sheet (unaudited)
                                                                    June 30, 2006       June 30, 2006
ASSETS                                                              (As Restated)        (As Reported)
                                                                 ------------------- --------------------
Current assets:
    Cash and cash equivalents                                           $ 1,426,315          $ 1,426,315
    Investment securities, available-for-sale                            47,256,530           47,256,530
    Refundable income taxes                                                 811,239                    -
                                                                 ------------------- --------------------

      Total current assets                                               49,494,084           48,682,845
                                                                 ------------------- --------------------

Other assets                                                                  9,856                9,856
                                                                 ------------------- --------------------

      Total assets                                                     $ 49,503,940         $ 48,692,701
                                                                 =================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                 $ 190,383            $ 190,383
    Income taxes payable                                                 12,098,774           14,250,887
                                                                 ------------------- --------------------

      Total current liabilities                                          12,289,157           14,441,270
                                                                 ------------------- --------------------

Commitments and contingencies (Note 10)                                           -                    -

Shareholders' equity
    Common stock, $0.01 par value, 9,900,000 shares authorized,
      883,592 shares issued and outstanding                                   8,836                8,836
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                        -                    -
    Additional paid-in capital                                           12,795,628           11,912,036
    Retained earnings                                                    24,410,319           22,330,559
                                                                 ------------------- --------------------

      Total shareholders' equity                                         37,214,783           34,251,431
                                                                 ------------------- --------------------

      Total liabilities and shareholders' equity                       $ 49,503,940         $ 48,692,701
                                                                 =================== ====================


                                      (15)

Condensed Statements of Income (unaudited)
                                                                Three Months Ended               Six Months Ended
                                                                  June 30, 2006                    June 30, 2006
                                                         (As Restated)    (As Reported)     (As Restated)    (As Reported)
                                                      -------------------------------------------------------------------
Revenues
    Consulting and other                                      $ 2,000          $ 2,000          $ 5,000          $ 5,000
    Dividends and interest                                    435,827          435,827          571,256          571,256
                                                      -------------------------------------------------------------------
                                                              437,827          437,827          576,256          576,256
                                                      -------------------------------------------------------------------
Expenses
    Compensation and benefits                                 182,871          182,871          385,563          385,563
    Professional                                               91,125           91,125          302,243          302,243
    General and administrative                                 26,671           26,671           83,058           83,058
                                                      -------------------------------------------------------------------
                                                              300,667          300,667          770,864          770,864
                                                      -------------------------------------------------------------------
Income (loss) before income taxes and
    equity in loss of York Insurance
    Services Group, Inc.                                      137,160          137,160         (194,608)        (194,608)

Income tax expense (benefit)                                 (224,781)        (353,625)          48,989          (79,855)

Equity in loss of York Insurance
    Services Group, Inc.                                   (1,805,639)      (1,805,639)        (733,748)        (733,748)
Gain on sale of York Insurance Services
    Group, Inc., net of taxes                              22,651,249       19,559,053       22,651,249       19,559,053
                                                      -------------------------------------------------------------------
Net income                                               $ 21,207,551     $ 18,244,199     $ 21,673,904     $ 18,710,552
                                                      ===================================================================
Per share net income:
    Basic                                                     $ 24.00          $ 20.65          $ 24.57          $ 21.21
    Diluted                                                   $ 23.06          $ 19.83          $ 23.49          $ 20.28

Average shares outstanding:
    Basic                                                     883,592          883,592          882,001          882,001
    Diluted                                                   919,848          919,848          922,783          922,783


                                      (16)

Condensed Statements of Cash Flows (unaudited)
                                                                               Six Months Ended
                                                                                June 30, 2006
                                                                        (As Restated)     (As Reported)
Cash flows from operating activities                                    -------------------------------
    Net income                                                          $ 21,673,904      $ 18,710,552

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Gain on sale of York Insurance Services Group, Inc.              (35,561,915)      (35,561,915)
        Equity in loss of York Insurance Services Group, Inc.                733,748           733,748
        Decrease in deferred taxes                                         1,102,448         1,102,448
        Non-cash stock compensation                                           67,145            67,145
        Accretion of discount on investment security                        (377,930)         (377,930)
    Proceeds from sale of York Insurance Services Group, Inc.             38,864,121        38,864,121
    Bonuses and other net transactions costs paid upon consummation
      of the sale of York Insurance Services Group, Inc.                  (2,170,728)       (2,170,728)
    Increase in refundable income taxes                                     (811,239)                -
    Decrease in accounts payable and accrued expenses                       (376,898)         (376,898)
    Increase in income taxes payable                                      11,870,656        14,022,769
                                                                        -------------------------------
      Net cash provided by operating activities                           35,013,312        35,013,312
                                                                        -------------------------------
Cash flows from investing activities
Purchase of investment security                                          (46,878,600)      (46,878,600)
                                                                        -------------------------------
      Net cash used in investing activities                              (46,878,600)      (46,878,600)
                                                                        -------------------------------
Cash flows from financing activities
Dividend paid                                                               (883,592)         (883,592)
Proceeds from exercise of common stock options                                86,360            86,360
                                                                        -------------------------------
      Net cash used in financing activities                                 (797,232)         (797,232)
                                                                        -------------------------------
      Net decrease in cash and cash equivalents                          (12,662,520)      (12,662,520)

Cash and cash equivalents
    Beginning of period                                                   14,088,835        14,088,835
                                                                        -------------------------------
    End of period                                                        $ 1,426,315       $ 1,426,315
                                                                        ===============================
Supplemental disclosure:
    Income taxes paid                                                      $ 797,790         $ 797,790


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-QSB/A-2, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

                                      (17)

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

                                      (18)

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

         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had positive working capital of $37,204,927, total assets of $49,503,904, no long-term debt, and shareholders' equity of $37,214,783.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.

         RESULTS OF OPERATIONS

REVENUE. Revenue increased approximately $379,000 and $454,000 for the three months and six months ended June 30, 2006, respectively, compared to 2005 mainly due to an increase in dividend and interest income. Cash balances increased over the same period due to the proceeds from the sale of York on April 28, 2006 and to dividends received from York in 2005.

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

                                      (19)

Net income was $21,673,904 or $23.49 per share on a diluted basis for the six months ended June 30, 2006 compared to net income of $820,413 or $0.93 per share on a diluted basis for the six months ended June 30, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006

However, on August 14, 2006, the Company inadvertently filed its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the "Report") before all pending edits and reviews were completed. Because the edits and review procedures had not been completed and further changes in the financial statements were necessitated because of such reviews, the Company's Chief Financial Officer determined that the Company's financial statements for the quarter ended June 30, 2006 as filed should not be relied upon. On August 16, 2006, Form 10-QSB/A-1 was filed to correct certain errors in the Quarterly Report on Form 10-QSB which was filed on August 14, 2006. The circumstances surrounding the inadvertent filing and a description of the edits which had not been completed are described in the Company's Current Report on Form 8-K dated August 16, 2006, which was filed with the SEC on the same date.

Additionally, in light of the restatement on Form 10-QSB/A-2 of the Company's financial statements on Form 10-QSB/A-1, management determined that deficiencies within its disclosure controls and procedures including internal control over financial reporting existed that related to the following (1) the controls over estimating income taxes through the application of SFAS 109 as disclosed in Note 6 to the unaudited financial statements on Form 10-QSB/A-1 for the quarter ended June 30, 2006 did not operate effectively, and (2) the classification error of recording the dividend payment as a reduction of additional paid in capital instead of a reduction of retained earnings.

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

                                      (20)

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

                                      (21)

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

                                      (22)

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

                                      (23)

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

                                      (24)

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

                                      (25)

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

                                      (26)