Form 10KSB
period 2006-12-31
BEXIL CORP
filed 2007-04-02
CIK 1023714

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-KSB
                                   -----------

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period From ___________ to ___________

                        COMMISSION FILE NUMBER 001-12233
                            -------------------------
                                BEXIL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                            -------------------------

         Maryland                                          13-3907058
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)


 11 Hanover Square, New York, New York                       10005
(Address of principal executive offices)                   (Zip Code)


                    ISSUER'S TELEPHONE NUMBER: 1-212-785-0400
                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 Title of each class                 Name of each exchange on which registered
 -------------------                 -----------------------------------------
    Common Stock                              American Stock Exchange

    Rights to Purchase Series A
    Participating Preferred Stock             American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The issuer's revenues for its most recent fiscal year: $5,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 2, 2007: 608,112 shares at $32.76 per share or $19,921,749.

The number of shares outstanding of the issuer's classes of common equity, as of April 2, 2007: Common Stock, par value $.01 per share - 883,592 shares.
===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE:
===============================================================================

Portions of the Company's definitive proxy statement (the "2007 Proxy Statement") for its annual stockholders' meeting to be held on May 11, 2007 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Company's 2007 Proxy Statement shall not be deemed to be part of this Form 10-KSB.

Transitional Small Business Disclosure format (check one): Yes [_] No [X]
===============================================================================


ITEM                                                                                                                     PAGE
----                                                                                                                     ----
Part I

   Item 1.         Description of Business   ..............................................................................1

   Item 2.         Description of Property.................................................................................3

   Item 3.         Legal Proceedings.......................................................................................3

   Item 4.         Submission of Matters to a Vote of Security Holders.....................................................3

Part II

   Item 5.         Market for the Company's Common Equity and Related Stockholder Matters..................................3

   Item 6.         Management's Discussion and Analysis or Plan of Operation...............................................5

   Item 7.         Consolidated Financial Statements.......................................................................8

   Item 8.         Changes In and Disagreements With Accountants on Accounting and Financial
                   Disclosure..............................................................................................23

   Item 8A.        Controls and Procedures.................................................................................23

   Item 8B.        Other Information.......................................................................................23

Part III

   Items 9-12,     Incorporated By Reference from the Registrant's definitive proxy statement, filed pursuant to
   and 14          Regulation 14A, for the Annual Meeting of Stockholders of the Registrant to be held on May 11,
                   2007....................................................................................................24

   Item 13.        Exhibits................................................................................................24

                                     PART I
                                     ------

ITEM 1.           DESCRIPTION OF BUSINESS

All of our periodic report filings with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website, www.bexil.com, including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. All subsequent references to "Notes" refer to the Consolidated Notes to Financial Statements located elsewhere in this Form 10-KSB.

         FORWARD LOOKING INFORMATION

Information or statements provided by or on behalf of the Company from time to time, including those within this Annual Report on Form 10-KSB may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, contain "forward-looking information" and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," "believes," or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

Other sections of this report may include reference to specific factors, which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Company business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors, which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

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

From 2002 until April 28, 2006, Bexil's primary holding was its fifty percent interest in privately held York Insurance Services Group, Inc. ("York"), an insurance services company. The Company's fifty percent interest in York was accounted for using the equity method and, therefore, York's financial results were not consolidated with ours.

On April 28, 2006, the Company consummated the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash and realized a gain of approximately $37.5 million before income taxes on such sale.

Since the sale of the York shares, the Company has been operating to acquire and/or develop one or more businesses. There are no limits on the types of businesses or fields in which the Company may devote its assets. The Company has not agreed to acquire any business as of the date of this report. Our primary source of revenue since the sale of York has been from interest and dividend income earned from U.S. Treasury securities and money market funds. We have no plans to dissolve and liquidate the Company. We are currently engaged in the business of evaluating opportunities to develop and acquire long-term acute care hospitals.

         ACQUISITION PARAMETERS

The Company's acquisition parameters for a public company and private business are

          o A proven track record with demonstrated earning power.

          o Sales between $10 million and $50 million.

          o A seasoned business with solid customer relations.

          o Good return (at least 15%) on equity, little or no debt.

          o Solid management must remain. Audited financials required.

          o Particularly interested in a "spin-off" from a larger company.

We generally are not interested in acquiring (but we may develop) start-ups, turnarounds, or high tech. We will sign a confidentiality agreement and will protect broker's sell agreements. If the seller quotes a price, we will respond promptly.

         LONG-TERM ACUTE CARE HOSPITALS

We are currently evaluating opportunities to develop and acquire long-term acute care hospitals ("LTACHs"). In the fourth quarter we formed Specialty Hospital of Northeast Mississippi, Inc., a Mississippi corporation, as a wholly owned subsidiary of the Company to further our plans in this regard, although to date it is inactive and has no assets, liabilities, shareholders equity, revenues, or expenses. We are seeking other opportunities in the region. Patients in long-term acute care hospitals typically suffer from serious and often complex medical conditions that require a high degree of care. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, stroke, cardiac disorders, non-healing wounds, renal disorders and cancer. These patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs.

An LTACH business involves a number of risks, some of which are beyond our control. The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect the LTACH business. Compliance with changes in federal regulations applicable to long-term acute care hospitals operated as "hospitals within hospitals" or as "satellites" will result in increased capital expenditures. Government implementation of proposed changes to Medicare's method of reimbursing long-term acute care hospitals may have an adverse effect on the industry's future net operating revenues and profitability. If there are changes in the rates or methods of government reimbursements for LTACH services, net operating revenues and profitability could decline. LTACHs operate in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce net operating revenues and profitability. Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities. If we fail to establish relationships with the physicians in key markets, net operating revenues may be adversely affected. Shortages in qualified nurses or therapists could increase LTACH operating costs significantly. Competition may limit our ability to acquire LTACHs and adversely affect our growth. Our future LTACH operations, if any, could be significantly disrupted if we lose key members of our management team. Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.

         EMPLOYEES

We have 11 employees, none of whom are full time. Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Tuxis Corporation ("Tuxis"), and their affiliates (collectively with Bexil, the "Affiliates"). Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees.

Effective January 1, 2007, MMC entered into a Client Services Agreement with ADP TotalSource, Inc., a professional employer organization. Pursuant to the Client Services Agreement, ADP TotalSource, Inc. will assume many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance, 401(k) plan administration, and unemployment insurance.

ITEM 2.           DESCRIPTION OF PROPERTY

The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The Company shares this office space of 3,800 square feet and various administrative and other support functions with Winco, Tuxis, and other Affiliates and pays an allocated cost based on an estimated assessment of use and other factors of the rent expense of jointly used office space and overhead expense of various jointly used administrative and support functions incurred by Winco. The Company incurred allocated rent and overhead costs of $172,182 and $92,271 for the years ended December 31, 2006 and 2005, respectively.

ITEM 3.           LEGAL PROCEEDINGS

From time to time, the Company is threatened or named as a defendant in litigation arising in the normal course of business. However, as of December 31, 2006, the Company was not involved in any litigation that, in the opinion of management, was reasonably likely to have a material adverse impact on the financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the 2006 fiscal year, the Annual Meeting of Stockholders of the Company was held on November 8, 2006 to elect Douglas Wu as a Class II Director to serve a three year term, and until his successor is duly elected and qualifies. With regard to the proposal to elect to the Board of Directors the nominee, Douglas Wu as a Class II Director, 784,575 shares were voted in favor of and 14,970 shares were voted to withhold authority for the nominee.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the American Stock Exchange under the symbol BXL. There are approximately 190 holders of record of shares of Common Stock as of December 31, 2006. In addition, there are an indeterminate number of beneficial owners of shares of Common Stock that are held in "street name."

On December 29, 2005, the Company's Board of Directors authorized a special dividend to stockholders of $1.00 per share of the common stock contingent upon the closing of the sale of the Company's interest in York. The special dividend of $883,592 was paid on May 31, 2006 to stockholders of record on May 15, 2006.

The Company does not expect to pay any further dividends in the foreseeable future.

The high and low sales prices of the Common Stock during each quarterly period over the last two years were as follows:


                                                                           2006                              2005
                                                                   ---------------------             --------------------
                                                                     High         Low                  High         Low
                                                                     ----         ---                  ----         ---
First Quarter                                                      $34.70        $30.05              $16.00       $14.25
Second Quarter                                                     $31.90        $26.80              $19.73       $12.25
Third Quarter                                                      $29.00        $26.12              $25.00       $17.90
Fourth Quarter                                                     $33.40        $25.93              $35.75       $23.21

      EQUITY COMPENSATION PLAN INFORMATION

                                         Number of shares to be     Weighted-average exercise        Number of shares
                                         issued upon exercise of       price of outstanding       remaining available for
                                          outstanding options,        options, warrants and        future issuance under
                                           warrants and rights                rights             equity compensation plans
                                       -----------------------------------------------------------------------------------

Equity compensation plans
   approved by security holders                  142,000                       $21.58                        29,918
Equity compensation plans not
   approved by security holders                     -                             -                             -
                                               -----------                    ---------                    ----------
Total                                            142,000                       $21.58                        29,918
                                               ===========                    =========                    ==========


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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since the sale of the York shares, the Company has been operating to acquire and/or develop one or more businesses. Our primary source of revenue since the sale of York has been from interest and dividend income earned from U.S. Treasury securities and money market funds. We are currently engaged in the business of evaluating opportunities to develop and acquire long-term acute care hospitals.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of the Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both important to the portrayal of the Company's financial condition or results of operations and requires significant judgment or complex estimation process. The Company's significant accounting policies are described in Note 1 to the audited financial statements included in Item 7 of this report. The Company believes the following are critical accounting policies:


INVESTMENT SECURITIES, AVAILABLE-FOR-SALE
Investment securities, available-for-sale are carried at fair value. Realized gains and losses are included in investment income based on specific identification. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. We regularly review investment securities for other-than-temporary impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other-than-temporary are recognized in earnings. At December 31, 2006, substantially all of the value of the securities are invested in a US Treasury Note.

STOCK-BASED COMPENSATION
The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R "Share-Based Payment." All stock options granted have exercise prices equal to the market value of stock on the date of grant. Accordingly, the Company records the fair value of these options using a Black-Scholes option pricing model. The Black-Scholes option pricing model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company's assumptions may change the value and therefore, the expense related to future stock options. For example, increases or decreases in the assumed volatility will cause the option to increase or decrease, respectively.


         RESULTS OF OPERATIONS

REVENUE. Revenue decreased $167,000 for the year ended December 31, 2006, compared to 2005 due to the decrease in consulting fees earned from York as a result of the sale of our fifty percent interest in York.

EXPENSES. Total expenses increased approximately $1,100,000 for the year ended December 31, 2006, compared to 2005. The increase is attributable to an increase in compensation and benefits of approximately $1,200,000 offset by a decrease in professional expenses of approximately $142,000 described as follows.

Compensation and benefits increased approximately $1,200,000 for the year ended December 31, 2006, compared to 2005, due to bonus award payments and stock-based compensation expense. In 2006, bonus awards of approximately $1,909,000 were paid upon consumation of the sale of York to the Chief Executive Officer, Executive Chairman, and other employees. In 2005, included in compensation and benefits were bonus payments of approximately $816,000 paid to the Chief Executive Officer and the Executive Chairman upon the signing of the agreement to sell our fifty percent interest in York to a third party. In addition, compensation expense for unvested stock options of approximately $135,000 was recorded for the year ended December 31, 2006, as a result of the adoption of SFAS 123R.

Professional expenses decreased approximately $142,000 for the year ended December 31, 2006, compared to 2005. The decrease was due to lower audit and legal fees of approximately $340,000 in 2006 compared to 2005, offset by bonus payments to the non-employee directors of $60,000 in 2006, and approximately $142,000 incurred related to LTACH development efforts in 2006. The decrease in legal fees of approximately $175,000 was attributable to costs incurred in 2005 leading up to the signing of the agreement to sell York. Audit fees decreased approximately $165,000 in 2006 compared to 2005.

Occupancy expenses increased primarily due to allocated rent and occupancy expenses for jointly used office space and administrative support functions from affiliate Winco. The amount of the increase in 2006 was approximately $80,000. Communications expenses decreased approximately $77,000 for the year ended December 31, 2006, compared to 2005. The decrease is attributable to expenses incurred leading up to the signing of the agreement to sell York.

OTHER INCOME. Other income increased approximately $39,000,000 for the year ended December 31, 2006, compared to 2005 due to the gain from the sale of our fifty percent interest in York of approximately $37,500,000 and an increase in interest and dividend income of approximately $1,500,000.

     o YORK - We consummated the sale of our fifty percent interest in York in April 2006 and realized a net after-tax gain of approximately $24,500,000. The net after-tax gain consisted of proceeds of approximately $39,000,000 less our carrying value in York of approximately $1,100,000, closing costs of approximately $400,000, and income taxes of approximately $13,000,000. In 2006, we recognized a loss in the earnings of York of approximately $734,000. This was attributable to expenses incurred by York leading up to the sale transaction.

     o INTEREST AND DIVIDEND INCOME - Our investments in securities including U.S. Treasury obligations and cash and cash equivalents at December 31, 2006 increased approximately $23,000,000 compared to 2005 and contributed to the increase in dividend and interest income earned. In 2006, the cash proceeds from the sale of York were invested primarily in U.S. Treasury obligations.

Net income was $22,301,533 or $24.23 per share on a diluted basis in 2006 compared to net income of $1,400,222 or $1.59 per share on a diluted basis in 2005.

         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial results.

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

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin Number 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on how effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The adoption of this guidance had no impact on the Company's financial position, results of operations, or cash flows.

         LIQUIDITY AND CAPITAL RESOURCES

Historically, we have had adequate liquidity to fund our operations. In management's opinion, we should be able to generate adequate amounts of cash to meet our anticipated obligations. During the year ended December 31, 2006, working capital increased $24,436,260 primarily due to the proceeds received from the sale of York, adjusted for closing costs and taxes.

The following table reflects the Company's working capital, total assets, long-term debt and shareholders' equity as of the dates indicated.

                                                        December 31,
                                              --------------------------------
                                                 2006                   2005
                                                 ----                   ----
       Working Capital                        $37,739,552          $13,303,292
       Total Assets                           $38,071,710          $17,066,843
       Long-Term Debt                         $         -          $         -
       Shareholders' Equity                   $37,864,881          $16,270,966

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements required by Item 310(a) of Regulation S-B.


                                                                                                                           PAGE
                                                                                                                           ----
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                                                                    9

CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2006                                                                             11

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED  DECEMBER 31, 2006 AND                                                12
2005

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                                                                  13
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  DECEMBER 31, 2006                                                14
AND 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                                  15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bexil Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Bexil Corporation and subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2005 were audited by other auditors whose report, dated March 30, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123
(revised 2004), Share-Based Payment, on January 1, 2006.


TAIT, WELLER & BAKER LLP
March 23, 2007
Philadelphia, Pennsylvania

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bexil Corporation
New York, NY

We have audited the statements of income, changes in shareholders' equity, and cash flows of Bexil Corporation for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/DELOITTE & TOUCHE LLP
March 30, 2006
New York, NY

                                BEXIL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
-------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                                $    458,032
    Investment securities, available-for-sale                                                  36,498,576
    Receivables:
      Interest receivable                                                                         599,679
      Refundable income taxes                                                                     360,964
      Other                                                                                        29,130
                                                                                        -----------------

      Total current assets                                                                     37,946,381
                                                                                       ------------------

Deferred taxes                                                                                    125,329
                                                                                       ------------------

      Total assets                                                                           $ 38,071,710
                                                                                       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                    $    206,829
                                                                                       ------------------

      Total current liabilities                                                                   206,829
                                                                                       ------------------

Commitments and contingencies (Note 9)                                                                  -

Shareholders' equity
    Common stock, $0.01 par value, 9,900,000 shares authorized,
      883,592 shares issued and outstanding                                                         8,836
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                              -
    Additional paid-in capital                                                                 12,863,641
    Accumulated other comprehensive loss                                                          (45,544)
    Retained earnings                                                                          25,037,948
                                                                                       ------------------

      Total shareholders' equity                                                               37,864,881
                                                                                       ------------------

      Total liabilities and shareholders' equity                                             $ 38,071,710
                                                                                       ===================

See notes to the consolidated financial statements.

                                BEXIL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2006 AND 2005
-------------------------------------------------------------------------------

                                                                                           2006             2005
                                                                                     -------------------   --------------
Revenues
    Consulting and other                                                                 $      5,000         $ 172,000
                                                                                     -------------------   --------------

                                                                                                5,000           172,000
                                                                                     -------------------   --------------

Expenses
    Compensation and benefits                                                               2,586,952         1,352,639
    Professional                                                                              656,600           798,460
    Occupancy                                                                                 187,183           102,896
    Communications                                                                             21,597            98,267
                                                                                     -------------------   --------------

                                                                                            3,452,332         2,352,262
                                                                                     -------------------   --------------

Other income
    Dividends and interest                                                                  1,619,269           136,432
    Realized gain (loss) on investments                                                           682          (325,000)
    Gain on sale of equity interest in York Insurance Services Group, Inc.                 37,471,143                 -
                                                                                     -------------------   --------------

                                                                                           39,091,094         (188,568)
                                                                                     -------------------   --------------

Income (loss) before income taxes and equity in earnings (loss)
    of York Insurance Services Group, Inc.                                                 35,643,762       (2,368,830)

Income tax expense (benefit)                                                               12,608,481         (156,621)
Equity in earnings (loss) of York Insurance Services Group, Inc.                             (733,748)       3,612,431
                                                                                     -------------------   --------------

Net income                                                                               $ 22,301,533      $ 1,400,222
                                                                                     ===================   ==============

Per share net income:
    Basic                                                                                     $ 25.26           $ 1.59
    Diluted                                                                                   $ 24.23           $ 1.59

Average shares outstanding:
    Basic                                                                                     882,803          879,592
    Diluted                                                                                   920,499          882,521


See notes to the consolidated financial statements.

                                BEXIL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005
-------------------------------------------------------------------------------

                                                                                                   ACCUMULATED
                                                         ADDITIONAL                                   OTHER              TOTAL
                                     COMMON               PAID IN            RETAINED              COMPREHENSIVE      SHAREHOLDERS'
                                     STOCK                CAPITAL            EARNINGS                 LOSS               EQUITY
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 2004
   879,592 common shares            $ 8,796            $ 12,642,163         $ 2,219,785                   $ -          $ 14,870,744
   Net income                             -                       -           1,400,222                     -             1,400,222
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 2005,
   879,592 common shares              8,796              12,642,163           3,620,007                     -            16,270,966

Comprehensive income
   Net income                             -                       -          22,301,533                     -            22,301,533
   Change in unrealized security
    holding losses, net of taxes          -                       -                   -               (45,544)              (45,544)
                                                                                                                       ------------
Total comprehensive income                                                                                               22,255,989
                                                                                                                       ------------
4,000 common shares issued upon
   option exercise under incentive
    compensation plan                    40                  86,320                   -                     -                86,360
Stock-based compensation expense          -                 135,158                   -                     -               135,158
Dividend  paid                            -                       -            (883,592)                    -              (883,592)
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 2006,
   883,592 common shares            $ 8,836            $ 12,863,641         $25,037,948             $ (45,544)         $ 37,864,881
                                    ===============================================================================================

See notes to the consolidated financial statements.

                                BEXIL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2006 and 2005
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                                                           2006                2005
                                                                                            ------------        ----------
    Net income                                                                              $ 22,301,533        $ 1,400,222
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Gain on sale of equity interest in York Insurance Services Group, Inc.               (37,471,143)                 -
        Equity in loss (earnings) of York Insurance Services Group, Inc.                         733,748         (3,612,431)
        Realized (gain) loss on sale of investments                                                 (682)           325,000
        Decrease (increase) in deferred taxes                                                  1,002,737           (884,455)
        Stock-based compensation expense                                                         135,158                  -
        Accretion of discount on investment in security                                         (839,400)                 -
    Dividend received from York Insurance Services Group, Inc.                                         -         11,535,917
    Increase in interest receivable                                                             (599,679)                 -
    Increase in refundable income taxes                                                         (360,964)                 -
    Decrease (increase) in other assets                                                           11,710             (8,729)
    (Decrease) increase in accounts payable and accrued expenses                                (381,330)           345,111
    (Decrease) increase in income taxes payable                                                 (228,118)           252,115
                                                                                         ----------------  -----------------

      Net cash (used in) provided by operating activities                                    (15,696,430)         9,352,750
                                                                                         ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities                                                           (85,963,231)        (5,000,000)
Proceeds from sale/maturity of investment securities                                          50,223,469          5,000,000
Proceeds from sale of equity interest in York Insurance Services Group, Inc. net
    of transactions costs                                                                     38,602,621                  -
Dividend return of investment from York Insurance Services Group, Inc.                                 -          1,134,774
                                                                                         ----------------  -----------------

      Net cash provided by investing activities                                                 2,862,859          1,134,774
                                                                                         ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid                                                                                   (883,592)                 -
Proceeds from exercise of common stock options                                                    86,360                  -
                                                                                         ----------------  -----------------

      Net cash used in financing activities                                                     (797,232)                 -
                                                                                         ----------------  -----------------

      Net (decrease) increase in cash and cash equivalents                                   (13,630,803)        10,487,524

CASH AND CASH EQUIVALENTS
    Beginning of year                                                                         14,088,835          3,601,311
                                                                                         ----------------  -----------------

    End of year                                                                                $ 458,032       $ 14,088,835
                                                                                         ================  =================

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid                                                                       $ 13,006,714          $ 475,719

See notes to the consolidated financial statements.

                                BEXIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2006 and 2005
-------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION
Bexil Corporation (the "Company"), a Maryland corporation, is a holding company. From 2002 until April 28, 2006, the Company's primary holding was a fifty percent interest in York Insurance Services Group, Inc. ("York"), an insurance services company. On April 28, 2006, the Company consummated the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash. The Company has 11 employees, none of whom are full-time.

The Company was incorporated in 1996 under the laws of the State of Maryland as Bull & Bear U.S. Government Securities Fund, Inc., a non-diversified closed end management investment company registered under the Investment Company Act of 1940, as amended (the "1940 Act"). In October 1996, the Company's predecessor, a series of shares of Bull & Bear Funds II, Inc., an open end management investment company, transferred its net assets to the Company in exchange for shares of the Company. The Company changed its name to Bexil Corporation in 1999. In 2002, the Company filed an application with the Securities and Exchange Commission (the "SEC") to terminate its registration as an investment company registered under the 1940 Act.

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

BASIS OF PRESENTATION
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. In 2006, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Specialty Hospital of Northeast Mississippi, Inc. ("Specialty"). Specialty, from its inception on November 27, 2006 to December 31, 2006, was inactive and had no assets, liabilities, shareholders equity, revenues, or expenses. In 2005 and prior to the consummation of the sale of York, the Company accounted for its fifty percent interest in York using the equity method and, therefore, our financial results were not consolidated with York's. Certain comparative amounts for the prior year have been reclassified to conform to the fiscal year 2006 consolidated financial statement presentation. Such reclassifications did not affect income (loss) before income taxes and equity in earnings (loss) of York or net income.

CASH AND CASH EQUIVALENTS
Investments in money market funds and short term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At December 31, 2006, the Company held approximately $400,000 in money market fund investments.

EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by applying the treasury stock method where the weighted average number of common shares outstanding is adjusted for the incremental shares attributed to potentially dilutive securities including outstanding exercisable options to purchase common stock during the period. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006 and 2005:

                                                                                  2006                2005
                                                                           ------------------- -------------------

Net income                                                                       $ 22,301,533         $ 1,400,222
                                                                           =================== ===================

Weighted-average shares outstanding - basic                                           882,803             879,592
Incremental shares from assumed conversions:
    Stock options under incentive compensation plan                                    37,696               2,929
                                                                           ------------------- -------------------

Weighted-average shares outstanding - diluted                                         920,499             882,521
                                                                           =================== ===================

Per share net income:
    Basic                                                                             $ 25.26              $ 1.59
    Diluted                                                                           $ 24.23              $ 1.59

Dilutive securities consisting of stock options were excluded if their effect was anti-dilutive. There were no potentially anti-dilutive stock options for the year ended December 31, 2006. There were options to purchase 121,000 shares of common stock for the year ended December 31, 2005, that were excluded from earnings per share because their effect was anti-dilutive.

INCOME TAXES
The Company's method of accounting for income taxes conforms to the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

INVESTMENT SECURITIES, AVAILABLE-FOR-SALE
Investment securities, available-for-sale are carried at fair value. Realized gains and losses are included in investment income based on specific identification. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. We regularly review investment securities for other-than-temporary impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other-than-temporary are recognized in earnings. At December 31, 2006, substantially all of the value of the securities are invested in a US Treasury Note.

REPORTING SEGMENT
The Company accounts for its operations in accordance with FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." No segment disclosures have been made as the Company considers its business activities as a single segment.

STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R "Share-Based Payment" for stock options granted in 2006. All stock options granted have exercise prices equal to the market value of stock on the date of grant. Accordingly, the Company records compensation expense based on the fair value of the stock options using a Black-Scholes option pricing model. The Black-Scholes option pricing model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company's assumptions may change the value and therefore, the expense related to future stock options.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are primarily used in the determination of equity method goodwill, investment impairment, valuation of stock-based compensation, and expenses allocation. Actual results may differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial results.

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

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin Number 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on how effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The adoption of this guidance had no impact on the Company's financial position, results of operations, or cash flows.

2. SALE OF YORK INSURANCE SERVICES GROUP, INC.

On April 27, 2006, the Company's stockholders voted to approve the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors; the sale was consummated on April 28, 2006. The Company recognized a gain from the sale of $37,471,143 before taxes consisting of the cash proceeds paid by the buyer of $38,864,121 plus a consulting fee and expense reimbursement received from York of $138,500 less the Company's carrying value in York of $1,131,478 and closing costs of $400,000. Included in compensation and benefits were bonus award payments of $1,909,228 in 2006 and $815,625 in 2005 paid to the Chief Executive Officer, Executive Chairman, and other employees upon consumation of the sale of York in 2006 and upon entering the agreement to sell York in 2005, respectively.

Prior to the sale, the Company's fifty percent interest in York was accounted for using the equity method and, therefore, York's financial results were not consolidated with ours. Summarized unaudited condensed financial information for York for the period January 1, 2006 to April 28, 2006 and the year ended December 31, 2005 are as follows:


YORK INSURANCE SERVICES GROUP, INC.                                   FOR THE PERIOD
SUMMARIZED CONDENSED FINANCIAL INFORMATION                          JANUARY 1, 2006 TO            YEAR ENDED
(UNUADITED)                                                           APRIL 28, 2006          DECEMBER 31, 2005
------------------------------------------------------            -----------------------   -----------------------
Revenues                                                               $ 30,345,914              $ 75,241,609
Expenses                                                                 25,131,225                63,186,888
Net income (loss)                                                        (1,467,496)                7,224,861
Working capital                                                             n/a                     8,727,146
Total assets                                                                n/a                    30,444,192
Total liabilities                                                           n/a                    13,834,609
Shareholder's equity                                                        n/a                       730,452

The Company earned fees of $5,000 and $172,000 from York for consulting services and for service on York's board of directors for the years ended December 31, 2006 and 2005, respectively.

In December 2005, the Company entered into an expense sharing agreement among York and the other fifty percent stockholder of York for interest and other expenses related to a bank loan obtained by and for use by York. The expense sharing agreement was limited in duration and ended in April 2006. The Company incurred expenses of approximately $165,000 and $116,000 related to the expense sharing agreement for the years ended December 31,2006 and 2005, respectively.

3. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Tuxis Corporation ("Tuxis"), and their affiliates (collectively with Bexil, the "Affiliates"). At December 31, 2006, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 222,644 shares of the Company and 234,665 shares of Tuxis, or 25% and 24%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees. At December 31, 2006, the Company had a reimbursement receivable from MMC relating to compensation and benefit expenses of $9,130.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. The Company incurred allocated rent and overhead costs of $172,182 and $92,271 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Company had a payable to Winco related to these costs of $23,253.

The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by Winco. Company matching expense is based upon a percentage of contributions to the plan by eligible employees and are accrued and funded on a current basis. Matching expense for the year ended December 31, 2006 and 2005 was $17,081 and $19,668, respectively.

At December 31, 2006, the Company had $101,222 invested in Midas Dollar Reserves, Inc. ("MDR"), a money market fund advised by MMC and $1,496 invested in Global Income Fund, Inc. ("GIF"), a closed end investment company advised by CEF Advisers, Inc., a wholly owned subsidiary of Winco. The Company earned dividends from MDR and GIF in aggregate of $1,347 and $109 for the years ended December 31, 2006 and 2005, respectively. Certain officers and directors of the Company are officers and/or directors of MDR and GIF.

In the fourth quarter of 2006, we formed Specialty, a Mississippi corporation, as a wholly owned subsidiary of the Company. From its inception on November 27, 2006 to December 31, 2006, Specialty has been inactive and has no assets, liabilities, shareholders equity, revenues, or expenses.

4. INVESTMENT IN SECURITIES

Investment securities at December 31, 2006, consisted of the following:

                                                              AMORTIZED        GROSS UNREALIZED           FAIR
                                                                               ----------------
                                                                COST           GAINS      LOSSES          VALUE
                                                             --------------------------------------------------------
Investment securites, available-for-sale
    U.S.Treasury Note due August 2008                          $36,568,133          $ -    $(71,053)     $36,497,080
    Global Income Fund, Inc.                                         1,605            -        (109)           1,496
                                                             --------------------------------------------------------
        Total                                                  $36,569,738          $ -    $(71,162)     $36,498,576
                                                             ========================================================

The Company recognized an impairment loss of $325,000 related to an investment in the common stock of a non-public entity for the year ended December 31, 2005. A valuation committee established by the Company determined that the decrease in fair value of the investment was other than temporary based upon the financial condition and near term prospects of the underlying investee. The impairment loss reduced the carrying value of the investment to zero and the security was written-off in 2006.

5. INCENTIVE COMPENSATION PLAN

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R "Share-Based Payment" and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Plan. SFAS 123R requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123R for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and SFAS 123, "Accounting for Stock-Based Compensation." As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123R. As the Company adopted SFAS 123R under the modified-prospective-transition, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of the awards, in accordance with SFAS 123.


                                                                                             YEAR ENDED
                                                                                          DECEMBER 31, 2005
                                                                                       -------------------------

Net income - as reported                                                                            $ 1,400,222
Less total stock option expense determined under
fair value method, net of related tax effects                                                          (103,981)
                                                                                       -------------------------

Pro forma net income                                                                                $ 1,296,241
                                                                                       =========================

Earnings per share - Basic:
As reported                                                                                              $ 1.59
Pro forma                                                                                                $ 1.47
Earnings per share - Diluted:
As reported                                                                                              $ 1.59
Pro forma                                                                                                $ 1.47

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123R's fair value method has resulted in additional share-based expense (affecting compensation expenses and taxes) in the amount of $135,158 related to stock options for the year ended December 31, 2006, than if the Company had continued to account for share-based compensation under APB 25. For the year ended December 31, 2006, this additional share-based expense lowered pre-tax earnings by $135,158, lowered net income by $86,501, and lowered basic earnings per share by $0.10.

The following schedule shows all options granted, exercised, expired, and exchanged under the Plan as of December 31, 2006.

                                                     SHARES UNDER           WEIGHTED AVERAGE               TOTAL
                                                        OPTION               EXERCISE PRICE                PRICE
                                                -----------------------  -----------------------   -----------------------

Balance, December 31, 2004                                     143,000                  $ 21.47              $  3,070,210

Granted                                                          8,000                  $ 21.19              $    169,520
Forfeited                                                       (7,000)                 $ 21.59              $   (151,130)
                                                ----------------------

Balance, December 31, 2005                                     144,000                  $ 21.45              $  3,088,800

Granted                                                          3,000                  $ 27.90              $     83,700
Exercised                                                       (4,000)                 $ 21.59              $    (86,360)
Forfeited                                                       (1,000)                 $ 21.59              $    (21,590)
                                                ----------------------

Balance, December 31, 2006                                     142,000                  $ 21.58              $  3,064,360
                                                ======================

The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company granted 3,000 options during the year ended December 31, 2006.

The key assumptions used in determining the fair value of options granted by applying the Black-Scholes option pricing valuation model in 2006 and 2005 and a summary of the methodology applied to develop each assumption are as follows:


                                                                      YEARS ENDED DECEMBER 31,
                                                                       2006               2005
                                                                --------------------------------------
Expected price volatility                                             36.46%            49 - 51%
Risk-free interest rate                                                4.61%          4.11 - 4.49%
Weighted average expected lives in years                                 4                 5
Forfeiture rate                                                         10%                0%
Dividend yield                                                          0%                 0%

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

EXPECTED DIVIDEND YIELD - Since the adoption of the Plan, the Company has paid one special dividend although, at the time the options were granted, management did not anticipate paying a dividend in the foreseeable future. Consequently, the dividend yield assumption was zero. On December 29, 2005, the Board of Directors authorized a special dividend of $1.00 per share contingent upon the closing of the York sale. The sale closed on April 28, 2006 and the dividend was paid to stockholders on May 31, 2006. The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.

The following table summarizes information about stock options outstanding at December 31, 2006:


                                       WEIGHTED-AVERAGE
                                          REMAINING                                              WEIGHTED-AVERAGE
      RANGE OF          OPTIONS        CONTRACTUAL LIFE      WEIGHTED-AVERAGE      OPTIONS      EXERCISE PRICE OF
   EXERCISE PRICE     OUTSTANDING         (IN YEARS)          EXERCISE PRICE     EXERCISABLE   EXERCISABLE OPTIONS
-------------------------------------------------------------------------------------------------------------------

 $ 16.30 - $ 19.50            28,000               2.98               $ 17.04        21,000                $ 16.37
 $ 21.59 - $ 27.90           114,000               2.34               $ 22.70        85,476                $ 22.39
                     ---------------                                            --------------

                             142,000               2.47               $ 21.58       106,476                $ 21.21
                     ===============                                            ==============

At December 31, 2006, the aggregate intrinsic value of all outstanding options was $2,437,953 with a weighted average remaining contractual term of 2.47 years. The total compensation cost related to non-vested awards not yet recognized was $89,285 with an expense recognition period of approximately 2 years.

On February 21, 2006, pursuant to a Post-Effective Amendment filing to a registration statement filed on Form S-8 under the Securities Act of 1933, the Plan was amended to correct a defect in the Plan regarding the circumstances in which a participant may exercise an option after the date the employment of the participant is terminated by the Company other than for cause.

6. INCOME TAXES

The income tax provision (benefit) is comprised of the following:


                                                              2006                2005
                                                         -----------------     -----------

Current provision:
    Federal                                                 $ 10,334,497              $ -
    State and local                                            1,271,247          727,834
                                                         -----------------     -----------

      Total current provision                                 11,605,744          727,834
                                                         -----------------     -----------

Deferred provision (benefit):
    Net operating loss and capital losses                      1,102,448         (234,729)
    Expenses not currently deductible                            (99,711)               -
    Equity in earnings of York                                         -         (649,726)
                                                         -----------------     -----------

      Total deferred provision (benefit)                       1,002,737         (884,455)
                                                         -----------------     -----------

Total provision (benefit) for income taxes                  $ 12,608,481       $ (156,621)
                                                         =================     ===========

At December 31, 2006, deferred tax assets were $125,329 comprised of unrealized losses on available for sale investment securities and expenses not deductible for income tax purposes such as compensation for stock options.

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

The Company utilized net operating loss carryforwards of $2,323,176 and a net capital loss carryforward of $74,429 to offset tax expense for the year ended December 31, 2006.

7. DIVIDEND

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

9. COMMITMENTS AND CONTINGENCIES

At December 31, 2006, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's consolidated financial statements.

On January 11, 2006, the staff of the Market Regulation Department of the National Association of Securities Dealers ("NASD"), on behalf of the American Stock Exchange ("AMEX"), commenced a review of trading in the Company's common stock surrounding the December 27, 2005, announcement that the Company had entered into an agreement to sell its fifty percent interest in York. In connection with this review, the NASD requested that the Company provide certain information regarding the events that preceded the corporate disclosure. Pursuant to Section 132(e) of the AMEX Company Guide, a listed company is required to furnish such information as the AMEX shall reasonably request. Failure to comply may subject a listed company to suspend dealings in its securities or removal from listing pursuant to AMEX Company Guide Section 1003. This inquiry should not be construed as an indication that the NASD has determined that any violations of AMEX rules or Federal Securities laws have occurred or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities. The Company provided the NASD with all of the information requested on March 29, 2006. The NASD has not communicated any findings to the Company at this time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.          CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

         CHANGES IN INTERNAL CONTROLS

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

                                    PART III
                                    --------

Information required by Items 9, 10, 11, 12, and 14 is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Stockholders of the Registrant to be held on May 11, 2007, which meeting will involve the election of directors.

ITEM 13. EXHIBITS

(a) The following exhibits are incorporated as part of this Annual Report on Form 10-KSB:

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

3.2      Bylaws as amended November 8, 2006. Filed herewith.

4-1 Specimen common stock certificate filed on 06/20/2005 as Exhibit 4.1-1 to Bexil's 10-KSB/A is hereby incorporated by reference.

4-2 Bexil's 2004 Incentive Compensation Plan effective as of March 24, 2004, included as Appendix A to Bexil's Proxy Statement for its 2004 Special Meeting of Stockholders, is hereby incorporated by reference.

4-3 Forms of Stock Option Agreements under Bexil's 2004 Incentive Compensation Plan filed on 3/29/2004 as Exhibit 4-c-2 to Bexil's S-8 are hereby incorporated by reference.

10 Stock Purchase Agreement dated as of December 23, 2005 by and among York Insurance Holdings, Inc., York Insurance Acquisition, Inc., and Bexil Corporation, for the sale of Bexil Corporation's 50% interest in privately held York Insurance Services Group, Inc. to York Insurance Holdings, Inc. filed as Exhibit 2.1 to Bexil's Current Report on Form 8-K on 12/29/2005 is hereby incorporated by reference.

21       Subsidiaries of the small business. Filed herewith.

23       Consent of Independent Registered Public Accounting Firm.

         Deloitte & Touche LLP. Filed herewith

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

31-1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31-2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32-1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32-2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99       ADP TotalSource, Inc. Client Services Agreement. Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BEXIL CORPORATION


April 2, 2007         By: /s/Thomas O'Malley
                          ------------------
                          Thomas O'Malley
                          Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


April 2, 2007         By: /s/Bassett S. Winmill
                          ---------------------
                          Bassett S. Winmill, Chairman of the Board, Director


April 2, 2007         By: /s/Thomas B. Winmill
                          --------------------
                          Thomas B. Winmill, Esq., President
                          Chief Executive Officer, General Counsel, Director


April 2, 2007         By: /s/Edward G. Webb, Jr.
                          ----------------------
                          Edward G. Webb, Jr., Director


April 2, 2007         By: /s/Charles A. Carroll
                          ---------------------
                          Charles A. Carroll, Director


April 2, 2007         By: /s/Douglas Wu
                          -------------
                          Douglas Wu, Director

EXHIBIT 21.
                           SUBSIDIARIES OF THE COMPANY

Specialty Hospital of Northeast Mississippi, Inc., a Mississippi corporation wholly owned by the Company.

EXHIBIT 23.
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bexil Corporation
New York, NY

We consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 001-12233) of our report dated March 30, 2006, relating to the financial statements Bexil Corporation for the year ended December 31, 2005, appearing in this Annual Report on Form 10-KSB of Bexil Corporation for the year ended December 31, 2006.

DELOITTE & TOUCHE LLP
New York, New York
March 29, 2007

EXHIBIT 31.1
              CERTIFICATION - EXCHANGE ACT RULES 13A-14 AND 15D-14

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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


/s/Thomas B. Winmill
-------------------------
Thomas B. Winmill
Chief Executive Officer
Date: April 2, 2007

EXHIBIT 31.2
              CERTIFICATION - EXCHANGE ACT RULES 13A-14 AND 15D-14

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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


/s/Thomas O'Malley
------------------------
Thomas O'Malley
Chief Financial Officer
Date: April 2, 2007

EXHIBIT 32.1
                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bexil Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Thomas B. Winmill
-------------------------
Thomas B. Winmill
Chief Executive Officer
April 2, 2007

EXHIBIT 32.2
                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bexil Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Thomas O'Malley
-----------------------
Thomas O'Malley
Chief Financial Officer
April 2, 2007