Form 10KSB/A
period 2006-12-31
BEXIL CORP
filed 2007-04-03
CIK 1023714

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                 FORM 10-KSB/A-1
                                 ---------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 001-12233
                           --------------------------
                                BEXIL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                           --------------------------

          Maryland                                 13-3907058
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

11 Hanover Square, New York, New York                 10005
(Address of principal executive offices)            (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: 1-212-785-0400
                             -----------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
Common Stock                                   American Stock Exchange

Rights to Purchase Series A                    American Stock Exchange
Participating Preferrred Stock

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

The number of shares outstanding of the issuer's classes of common equity, as of April 2, 2007: Common Stock, par value $.01 per share - 883,592 shares.
=================================================+==============================

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's definitive proxy statement (the "2007 Proxy Statement") for its annual stockholders' meeting to be held on May 11, 2007 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Company's 2007 Proxy Statement shall not be deemed to be part of this Form 10-KSB.

Transitional Small Business Disclosure format (check one): Yes [_] No [X]
================================================================================

                                EXPLANATORY NOTE

Bexil Corporation is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007, solely to (a) amend
Item 13 to update the exhibit list and exhibit index, (b) file as Exhibit 23.1 the consent of Tait, Weller & Baker LLP which was omitted from the original filing of the Annual Report on Form 10-KSB, and (c) file as exhibits hereto currently dated certifications from our Principal Executive and Principal Financial Officers. Only the amended Item and updated exhibits are being filed herewith. No other changes are being effected by this filing; therefore, information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing.

                                    PART III

ITEM 13. EXHIBITS

(a) The following exhibits are incorporated as part of this Annual Report on Form 10-KSB/A:

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

21       Subsidiaries of the small business.

23       Consent of Independent Registered Public Accounting Firm.

         Deloitte & Touche LLP.

23.1     Consent of Independent Registered Public Accounting Firm.

         Tait, Weller & Baker LLP. Filed herewith.

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

                     BEXIL CORPORATION


April 3, 2007        By:   /s/ Thomas O'Malley
                           -------------------
                           Thomas O'Malley
                           Chief Financial Officer and Chief Accounting Officer

EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in this registration statement of Bexil Corporation on Form S-8 of our report dated March 23, 2007 appearing in the Annual Report on Form 10-KSB of Bexil Corporation for the fiscal year ended December 31, 2006.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
March 30, 2007

EXHIBIT 31.1

              CERTIFICATION - EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Thomas B. Winmill, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Bexil Corporation ("small business issuer");

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



/s/ Thomas B. Winmill
---------------------
Thomas B. Winmill
Chief Executive Officer
Date: April 3, 2007

EXHIBIT 31.2

              CERTIFICATION - EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Thomas O'Malley, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Bexil Corporation ("small business issuer");

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



/s/ Thomas O'Malley
-------------------
Thomas O'Malley
Chief Financial Officer
Date: April 3, 2007

EXHIBIT 32.1
                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bexil Corporation (the "Company") on Form 10-KSB/A for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
---------------------
Thomas B. Winmill
Chief Executive Officer
April 3, 2007

EXHIBIT 32.2
                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bexil Corporation (the "Company") on Form 10-KSB/A for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Thomas O'Malley
-------------------
Thomas O'Malley
Chief Financial Officer
April 3, 2007