Form 10QSB
period 2007-03-31
BEXIL CORP
filed 2007-05-14
CIK 1023714

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 001-12233
                              --------------------
                                BEXIL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                              --------------------
             Maryland                                   13-3907058
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  11 Hanover Square, New York, New York                   10005
 (Address of principal executive offices)               (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: 1-212-785-0400
                              --------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of the issuer's classes of common equity, as of May 14, 2007: Common Stock, par value $.01 per share - 886,592 shares.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

===============================================================================

         INDEX


PART I. FINANCIAL INFORMATION                                                                              PAGE
-----------------------------                                                                              ----

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet at March 31, 2007                                                        3

Condensed Consolidated Statements of Income                                                                   4
-        Three months ended March 31, 2007 and 2006

Condensed Consolidated Statement of Changes in Shareholders' Equity at March 31, 2007                         5

Condensed Consolidated Statements of Cash Flows
-        Three months ended March 31, 2007 and 2006                                                           6


Notes to Condensed Consolidated Financial Statements                                                          7


ITEM 2. Management's Discussion and Analysis or Plan of Operation                                            14
ITEM 3. Controls and Procedures                                                                              17

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings                                                                                    18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                          18
ITEM 3. Defaults Upon Senior Securities                                                                      18
ITEM 4. Submission of Matters to a Vote of Security Holders                                                  18
ITEM 5. Other Information                                                                                    18
ITEM 6. Exhibits                                                                                             18

CERTIFICATION SIGNATURES                                                                                     20


                                BEXIL CORPORATION
                      CONDENDSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


ASSETS
Current assets:
    Cash and cash equivalents                                                                 $ 1,121,795
    Investment securities, available-for-sale                                                  36,545,615
    Receivables:
      Interest receivable                                                                         152,377
      Refundable taxes                                                                            472,199
    Prepaid expenses                                                                               12,375
                                                                                       -------------------

      Total current assets                                                                     38,304,361
                                                                                       -------------------

Deferred taxes                                                                                     73,612
                                                                                       -------------------

      Total assets                                                                           $ 38,377,973
                                                                                       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                       $ 366,698
                                                                                       -------------------

      Total current liabilities                                                                   366,698
                                                                                       -------------------

Commitments and contingencies (Note 8)                                                                  -

Shareholders' equity
    Common stock, $0.01 par value, 9,900,000 shares authorized,
      886,592 shares issued and outstanding                                                         8,866
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                              -
    Additional paid-in capital                                                                 12,992,782
    Accumulated other comprehensive loss                                                           (9,988)
    Retained earnings                                                                          25,019,615
                                                                                       -------------------

      Total shareholders' equity                                                               38,011,275
                                                                                       -------------------

      Total liabilities and shareholders' equity                                             $ 38,377,973
                                                                                       ===================


See notes to the condensed consolidated financial statements.


                                BEXIL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

-------------------------------------------------------------------------------

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              2007             2006
                                                                                          ------------     ------------
Revenues
    Consulting and other                                                                          $ -          $ 3,000
                                                                                          ------------     ------------
                                                                                                    -            3,000
                                                                                          ------------     ------------

Expenses
    Compensation and benefits                                                                 212,078          202,692
    Professional                                                                              234,959          224,119
    Occupancy                                                                                  23,481           27,854
    Communications                                                                              7,578           15,532
                                                                                          ------------     ------------
                                                                                              478,096          470,197
                                                                                          ------------     ------------

Other income
    Dividends and interest                                                                    441,494          135,429
                                                                                          ------------     ------------
                                                                                              441,494          135,429
                                                                                          ------------     ------------

Loss before income taxes and equity in earnings
    of York Insurance Services Group, Inc.                                                    (36,602)        (331,768)
Income tax (benefit) expense                                                                  (18,269)         273,770
Equity in earnings of York Insurance Services Group, Inc.                                           -        1,071,891
                                                                                          ------------     ------------
Net income (loss)                                                                           $ (18,333)       $ 466,353
                                                                                          ============     ============

Per share net income (loss):
    Basic                                                                                     $ (0.02)          $ 0.53
    Diluted                                                                                   $ (0.02)          $ 0.50

Average shares outstanding:
    Basic                                                                                     883,725          880,392
    Diluted                                                                                   883,725          925,411


See notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                ACCUMULATED
                                                              ADDITIONAL                           OTHER                TOTAL
                                                  COMMON        PAID IN        RETAINED        COMPREHENSIVE        SHAREHOLDERS'
                                                  STOCK         CAPITAL        EARNINGS             LOSS               EQUITY
                                                ----------- --------------- --------------- -------------------- -------------------

Balance at December 31, 2006,
    883,592 common shares                          $ 8,836    $ 12,863,641    $ 25,037,948            $ (45,544)       $ 37,864,881
Comprehensive loss
    Net loss                                             -               -         (18,333)                   -             (18,333)
    Change in unrealized security holding
      losses, net of taxes                               -               -               -               35,556              35,556
                                                                                                                 -------------------
Total comprehensive loss                                                                                                     17,223
                                                                                                                 -------------------
3,000 restricted common shares issued                   30          98,460               -                    -              98,490
Stock-based compensation expense                         -          30,681               -                    -              30,681
                                                ----------- --------------- --------------- -------------------- -------------------

Balance at March 31, 2007,
    886,592 common shares                          $ 8,866    $ 12,992,782    $ 25,019,615             $ (9,988)       $ 38,011,275
                                                =========== =============== =============== ==================== ===================


See notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                  2007              2006
                                                                                              -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                          $ (18,333)         $ 466,353
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
        Equity in earnings of York Insurance Services Group, Inc.                                      -         (1,071,891)
        Decrease (increase) in deferred taxes                                                     31,716            (33,789)
        Stock-based compensation expense related to restricted stock                              98,490                  -
        Stock-based compensation expense related to stock options                                 30,681             38,604
    Decrease in interest receivable                                                              447,301                  -
    Increase in refundable taxes                                                                (111,235)                 -
    Decrease (increase) in other assets                                                           16,144           (263,759)
    Increase in accounts payable and accrued expenses                                            168,999             68,662
    Decrease in income taxes payable                                                                   -           (228,118)
                                                                                              -----------        ----------
      Net cash provided by (used in) operating activities                                        663,763         (1,023,938)
                                                                                              -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options                                                         -             86,360
                                                                                              -----------        ----------
      Net cash provided by financing activities                                                        -             86,360
                                                                                              -----------        ----------
      Net increase (decrease) in cash and cash equivalents                                       663,763           (937,578)

CASH AND CASH EQUIVALENTS
    Beginning of period                                                                          458,032         14,088,835
                                                                                              -----------        ----------
    End of period                                                                            $ 1,121,795       $ 13,151,257
                                                                                              ===========        ==========

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid                                                                           $ 61,250          $ 795,790


See notes to the condensed consolidated financial statements.

                                BEXIL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Specialty Hospital of Northeast Mississippi, Inc. ("Specialty"). Specialty, from inception on November 27, 2006 to March 31, 2007, was inactive and had no assets, liabilities, shareholders equity, revenues, or expenses. In 2006 and prior to the consummation of the sale of York, the Company accounted for its fifty percent interest in York using the equity method and, therefore, our financial results were not consolidated with York's.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB filed with the SEC.

CASH AND CASH EQUIVALENTS
Investments in money market funds and short term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At March 31, 2007, the Company held approximately $1,110,000 in money market fund investments.

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


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 2007          2006
                                                                              ----------    ----------
Net income (loss)                                                             $(18,333)     $ 466,353
                                                                              ==========    ==========

Weighted-average shares outstanding - basic                                    883,725        880,392
Incremental shares from assumed conversions:
    Stock options under incentive compensation plan                                  -         45,019
                                                                              ----------    ----------
Weighted-average shares outstanding - diluted                                  883,725        925,411
                                                                              ==========    ==========

Per share net income (loss):
    Basic                                                                      $ (0.02)        $ 0.53
    Diluted                                                                    $ (0.02)        $ 0.50

Dilutive securities consisting of stock options were excluded if their effect was anti-dilutive. There were 143,000 potentially anti-dilutive stock options excluded from earnings per share for the three months ended March 31, 2007. There were no potentially anti-dilutive stock options for the three months ended March 31, 2006.

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

INVESTMENT SECURITIES, AVAILABLE-FOR-SALE
Investment securities, available-for-sale are carried at fair value. Realized gains and losses are included in investment income based on specific identification. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. We regularly review investment securities for other-than-temporary impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other-than-temporary are recognized in earnings. At March 31, 2007, substantially all of the value of the securities are invested in a US Treasury Note.

RECLASSIFICATIONS
Certain comparative amounts for the prior period have been reclassified to conform to the current period condensed consolidated financial statement presentation. Such reclassifications did not affect income (loss) before income taxes and equity in earnings of York or net income.

REPORTING SEGMENT
The Company accounts for its operations in accordance with FASB Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." No segment disclosures have been made as the Company considers its business activities as a single segment.

STOCK-BASED COMPENSATION
The Company accounts for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"). Under SFAS 123R, stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost recorded for stock based compensation, which includes stock options and restricted stock, is based on the grant date fair value as required by SFAS 123R.

The Company has issued stock options in accordance with its 2004 Incentive Compensation Plan. All stock options granted have exercise prices equal to the market value of stock on the date of grant. Accordingly, the Company records compensation expense based on the fair value of the stock options using a Black-Scholes option pricing model. The Black-Scholes option pricing model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company's assumptions may change the value and therefore, the expense related to future stock options.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain items, including the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are primarily used in the determination of equity method goodwill, investment impairment, valuation of stock-based compensation, and expenses allocation. Actual results may differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. FIN 48 requires the Company to recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The effect of FIN 48 had no impact on the Company's retained earnings or 2007 income from operations.

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


2. SALE OF YORK INSURANCE SERVICES GROUP, INC.

On April 27, 2006, the Company's stockholders voted to approve the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors; the sale was consummated on April 28, 2006. The Company recognized a gain from the sale of $37,471,143 before taxes consisting of the cash proceeds paid by the buyer of $38,864,121 plus a consulting fee and expense reimbursement received from York of $138,500 less the Company's carrying value in York of $1,131,478 and closing costs of $400,000. Prior to the sale, the Company's fifty percent interest in York was accounted for using the equity method and, therefore, York's financial results were not consolidated with ours. Summarized unaudited condensed financial information for York for the period January 1, 2006 to March 31, 2006 are as follows:


YORK INSURANCE SERVICES GROUP, INC.                                                                     FOR THE PERIOD
SUMMARIZED CONDENSED FINANCIAL INFORMATION                                                            JANUARY 1, 2006 TO
(UNUADITED)                                                                                             MARCH 31, 2006
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                                $ 23,142,567
Expenses                                                                                                $ 19,154,163
Net income                                                                                              $  2,143,782
Working capital                                                                                               n/a
Total assets                                                                                                  n/a
Total liabilities                                                                                             n/a
Shareholder's equity                                                                                          n/a

The Company earned fees of $3,000 from York for service on York's board of directors for the three months ended March 31, 2006.

In December 2005, the Company entered into an expense sharing agreement among York and the other fifty percent stockholder of York for interest and other expenses related to a bank loan obtained by and for use by York. The expense sharing agreement was limited in duration and ended in April 2006. The Company incurred expenses of approximately $113,000 related to the expense sharing agreement for the three months ended March 31, 2006.

3. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Tuxis Corporation ("Tuxis"), and their affiliates (collectively with Bexil, the "Affiliates"). At March 31, 2007, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 222,644 shares of the Company and 234,665 shares of Tuxis, or 25% and 24%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees. At March 31, 2007, the Company had a reimbursement payable to MMC relating to compensation and benefit expenses of $175,796.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. The Company incurred allocated rent and overhead costs of $21,418 and $24,999 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Company had a payable to Winco related to these costs of $9,671.

The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. Company matching expense is based upon a percentage of contributions to the plan by eligible employees and are accrued and funded on a current basis. In 2006 and through January 31, 2007, the plan was sponsored by Winco. Matching expense to the Winco plan for the three months ended March 31, 2007 and 2006 was $12,218 and $10,049, respectively. Effective February 1, 2007, the Company began participating in a non-affiliated 401(k) plan and matching expense in aggregate for the three months ended March 31, 2007 and 2006 was $16,217 and $10,049, respectively.

At March 31, 2007, the Company had $102,262 invested in Midas Dollar Reserves, Inc. ("MDR"), a money market fund advised by MMC and $1,450 invested in Global Income Fund, Inc. ("GIF"), a closed end investment company advised by CEF Advisers, Inc., a wholly owned subsidiary of Winco. The Company earned dividends from MDR and GIF in aggregate of $1,060 and $50 for the three months ended March 31, 2007 and 2006, respectively. Certain officers and directors of the Company are officers and/or directors of MDR and GIF.

4. INVESTMENT IN SECURITIES

Investment securities at March 31, 2007, consisted of the following:

                                                                                  GROSS UNREALIZED
                                                               AMORTIZED          ----------------           FAIR
                                                                 COST             GAINS      LOSSES          VALUE
                                                              ---------------- ----------- ----------- --------------
Investment securites, available-for-sale
    U.S.Treasury Note due August 2008                          $36,559,615          $ -    $(15,450)     $36,544,165
    Global Income Fund, Inc.                                         1,605            -        (155)           1,450
                                                              ---------------- ----------- ----------- --------------
        Total                                                  $36,561,220          $ -    $(15,605)     $36,545,615
                                                              ================ =========== =========== ==============

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

The Company accounts for the cost of its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123R "Share-Based Payment" and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Plan. SFAS 123R requires share-based compensation expense recognized since

January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123R for unvested options granted subsequent to the adoption date. Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. SFAS 123R's fair value method has resulted in additional share-based expense (affecting compensation expenses and taxes) in the amount of $30,681 and $38,604 related to stock options for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, this additional share-based expense lowered pre-tax earnings by $30,681 and $38,604, respectively, lowered net income by $18,102 and $37,117, respectively, and lowered basic earnings per share by $0.02 and $0.04, respectively.

The following schedule shows all options granted, exercised, expired, and exchanged under the Plan as of December 31, 2006.


                                                     SHARES UNDER           WEIGHTED AVERAGE           TOTAL
                                                        OPTION               EXERCISE PRICE            PRICE
                                                -----------------------  -----------------------   ---------------

Balance, December 31, 2004                                     143,000            $21.47              $ 3,070,210

Granted                                                          8,000            $21.19                $ 169,520
Forfeited                                                       (7,000)           $21.59                $(151,130)
                                                -----------------------

Balance, December 31, 2005                                     144,000            $21.45              $ 3,088,800

Granted                                                          3,000            $27.90                 $ 83,700
Exercised                                                       (4,000)           $21.59                $ (86,360)
Forfeited                                                       (1,000)           $21.59                $ (21,590)
                                                -----------------------

Balance, December 31, 2006                                     142,000            $21.58              $ 3,064,360
                                                =======================


A summary of stock option activity since our most recent fiscal year end is as follows:


                                                            SHARES UNDER          WEIGHTED AVERAGE        TOTAL
                                                               OPTION              EXERCISE PRICE         PRICE
------------------------------------------------------------------------------ ---------------------- ---------------

Balance, December 31, 2006                                            142,000           $21.58            $3,064,360

Granted                                                                 1,000           $32.83              $ 32,830
                                                       -----------------------

Balance, March 31, 2007                                               143,000           $21.66            $3,097,283
                                                       =======================


The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company granted 1,000 options during the three months ended March 31, 2007. There were no options granted during the three month period ended March 31, 2006.

The key assumptions used in determining the fair value of options granted by applying the Black-Scholes option pricing valuation model in 2007 and a summary of the methodology applied to develop each assumption are as follows:


       Expected price volatility                                    35.92%
       Risk-free interest rate                                       4.50%
       Weighted average expected lives in years                         4
       Forfeiture rate                                                 10%
       Dividend yield                                                   0%

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

EXPECTED LIVES - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules and historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period. Options granted have a maximum term of 5 years. An increase in the expected life will increase compensation expense.

FORFEITURE RATE - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

EXPECTED DIVIDEND YIELD - Since the adoption of the Plan, the Company has paid one special dividend, although at the time the options were granted management did not anticipate paying a dividend in the foreseeable future. Consequently, the dividend yield assumption was zero. The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.

The following table summarizes information about stock options outstanding at March 31, 2007:


                                       WEIGHTED-AVERAGE
                                          REMAINING                                              WEIGHTED-AVERAGE
      RANGE OF          OPTIONS        CONTRACTUAL LIFE      WEIGHTED-AVERAGE      OPTIONS      EXERCISE PRICE OF
   EXERCISE PRICE     OUTSTANDING         (IN YEARS)          EXERCISE PRICE     EXERCISABLE   EXERCISABLE OPTIONS
------------------------------------ --------------------- ----------------------------------------------------------

 $ 16.30 - $ 19.50            28,000         2.73                  $17.04              21,000          $16.37
 $ 21.59 - $ 32.83           115,000         2.12                  $22.78             100,738          $22.47
                     ---------------                                            --------------

                             143,000         2.24                  $21.66             121,738          $21.42
                     ===============                                            ==============


At March 31, 2007, the aggregate intrinsic value of all outstanding options was $2,087,200 with a weighted average remaining contractual term of 2.24 years. The total compensation cost related to non-vested awards not yet recognized was $68,873 with an expense recognition period of approximately 2 years.

6. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       2007              2006
                                                                                   -------------    -------------

Current provision (benefit):
    Federal                                                                          $ (72,386)              $ -
    State and local                                                                      2,400           307,559
                                                                                   -------------    -------------
      Total current provision (benefit)                                                (69,986)          307,559
                                                                                   -------------    -------------
Deferred provision (benefit):
    Expenses not currently deductible                                                   51,717                 -
    Net operating loss                                                                       -          (121,684)
    Equity in earnings of York                                                               -            87,895
                                                                                   -------------    -------------
      Total deferred provision (benefit)                                                51,717           (33,789)
                                                                                   -------------    -------------
Total provision (benefit) for income taxes                                           $ (18,269)        $ 273,770
                                                                                   =============    =============


At March 31, 2007, deferred tax assets were $73,612 comprised unrealized losses on available for sale investment securities and expenses not deductible for income tax purposes such as compensation for stock options.

The difference between the U.S. federal statutory income tax rate and our effective rate is due to state and local income taxes.

7. SHAREHOLDERS' EQUITY

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

RESTRICTED STOCK
On March 28, 2007, the Board of Directors approved a grant of 1,000 shares of restricted common stock to each non-employee director as additional compensation. The award is valued at the grant date fair value, which is the market price of the underlying common stock. A total of 3,000 shares of restricted common stock were issued and the related compensation expense of $98,490 is reflected in the Statement of Income under professional expenses. The related net tax benefit for the three months ended March 31, 2007 was $58,109.

8. COMMITMENTS AND CONTINGENCIES

At March 31, 2007, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Since the sale of the York shares, the Company has been operating to acquire and/or develop one or more businesses. There are no limits on the types of businesses or fields in which the Company may devote its assets. The Company has not agreed to acquire any business as of the date of this report. Our primary source of revenue since the sale of York has been from interest and dividend income earned from U.S. Treasury securities and money market funds. We have no plans to dissolve and liquidate the Company. We are currently engaged in the business of evaluating opportunities to develop and acquire long-term acute care hospitals and other enterprises.

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

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis or Plan of Operation is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both important to the portrayal of the Company's financial condition or results of operations and requires significant judgment or complex estimation process. The Company's significant accounting policies are described in Note 1 to the audited financial statements included in with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Company believes the following are critical accounting policies:

INVESTMENT SECURITIES, AVAILABLE-FOR-SALE
Investment securities, available-for-sale are carried at fair value. Realized gains and losses are included in investment income based on specific identification. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. We regularly review investment securities for other-than-temporary impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other-than-temporary are recognized in earnings. At March 31, 2007, substantially all of the value of the securities are invested in a US Treasury Note.

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


         RESULTS OF OPERATIONS

REVENUE. Revenue decreased $3,000 for the three months ended March 31, 2007, compared to 2006. In 2006, revenue consisted of fees earned from York for board of directors meeting attendance all of which ceased as a result of the sale of our fifty percent interest in York in April 2006.

EXPENSES. Total expenses increased approximately $8,000 for the three months ended March 31, 2007, compared to 2006.

Compensation and benefits increased approximately $9,000 for the three months ended March 31, 2007, compared to 2006, due to annual salary increases. Compensation and benefit costs generally consist of salaries, payroll taxes, incentive compensation, stock based compensation, and health and welfare benefits.

Professional expenses, which generally consist of costs for audit, legal, non-employee directors' , and other professional services, increased approximately $11,000 for the three months ended March 31, 2007, compared to 2006. The increase was due to higher non-employee director compensation of approximately $111,000 which included a grant of restricted common stock with a fair value of approximately $100,000. The increase in directors' compensation was partially offset by lower audit, legal, and other professional fees of approximately $100,000 for the three months ended March 31, 2007, compared to 2006. The decrease in audit, legal, and other professional fees was attributable to costs incurred in 2006 leading up to the sale of York.

INTEREST AND DIVIDEND INCOME. Our investments in securities including U.S. Treasury obligations and money market funds at March 31, 2007 increased approximately $25,000,000, compared to 2006. As a result, dividend and interest income earned increased approximately $306,000 for the three months ended March 31, 2007, compared to 2006.

YORK. For the three months ended March 31, 2006, we recognized equity in the earnings of York of approximately $1,072,000.

Net loss was $18,333 or $0.02 per share on a diluted basis in 2007 compared to net income of $466,353 or $0.50 per share on a diluted basis in 2006.

         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. FIN 48 requires the Company to recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The effect of FIN 48 had no impact on the Company's retained earnings or 2007 income from operations.

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

         LIQUIDITY AND CAPITAL RESOURCES

Historically, we have had adequate liquidity to fund our operations. In management's opinion, we should have adequate amounts of cash to meet our anticipated obligations. At March 31, 2007, the Company had positive working capital of $37,937,663, total assets of $38,377,973, no long term debt, and shareholders equity of $38,011,275.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to materially adversely affect the Company's capital resources.

ITEM 3.  CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. However, on April 3, 2007, the Company filed an Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007, to amend Item 13 to update the exhibit list and to file as Exhibit 23.1 the consent of Tait, Weller & Baker LLP which was omitted from the original filing of the Annual Report on Form 10-KSB.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2007, the Board of Directors approved a grant of 1,000 shares of restricted common stock to each non-employee director as additional compensation. The award is valued at the grant date fair value which is the market price of the underlying common stock. A total of 3,000 shares of restricted common stock were issued to the non-employee directors and the related compensation expense was $98,490. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.


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

                            BEXIL CORPORATION


May 14, 2007           By:  /s/ Thomas O'Malley
                            -------------------
                            Thomas O'Malley
                            Chief Financial Officer and Chief Accounting Officer

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


/s/ Thomas B. Winmill
-------------------------
Thomas B. Winmill
Chief Executive Officer
Date: May 14, 2007

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


/s/ Thomas O'Malley
-------------------------
Thomas O'Malley
Chief Financial Officer
Date: May 14, 2007

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bexil Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Thomas B. Winmill
-------------------------
Thomas B. Winmill
Chief Executive Officer
May 14, 2007

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bexil Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas O'Malley
-------------------------
Thomas O'Malley
Chief Financial Officer
May 14, 2007