Form 10QSB
period 2007-06-30
BEXIL CORP
filed 2007-08-14
CIK 1023714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission File Number 001-12233

Bexil Corporation

(Name of small business issuer in its charter)

Maryland	13-3907058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Hanover Square, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 1-212-785-0400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the issuer’s classes of common equity, as of August 13, 2007: Common Stock, par value $.01 per share – 883,592 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BEXIL CORPORATION

CONDENDSED CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 622,908
Investment securities, available-for-sale	36,444,503
Receivables:
Interest receivable	599,679
Refundable taxes	417,214
Prepaid expenses	8,250

Total current assets	38,092,554

Deferred taxes	125,186

Total assets	$ 38,217,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 244,606

Total current liabilities	244,606

Commitments and contingencies (Note 8)	-
Shareholders' equity
Common stock, $0.01 par value, 9,900,000 shares authorized,
883,592 shares issued and outstanding	8,836
Series A participating preferred stock, $0.01 par value, 100,000
shares authorized, -0- shares issued and outstanding	-
Additional paid-in capital	12,938,802
Accumulated other comprehensive loss	(69,255)
Retained earnings	25,094,751

Total shareholders' equity	37,973,134

Total liabilities and shareholders' equity	$ 38,217,740

See notes to the condensed consolidated financial statements.

BEXIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Consulting and other	$ -	$ 2,000	$ -	$ 5,000

	-	2,000	-	5,000

Expenses
Compensation and benefits	200,391	2,092,099	412,469	2,294,792
Professional	90,882	105,130	325,840	329,248
Occupancy	25,930	49,412	49,412	55,017
Communications	14,315	12,665	21,892	1,035

	331,518	2,259,306	809,613	2,680,092

Other income
Dividends and interest	449,398	435,827	890,891	571,256
Gain on sale of equity interest in York
Insurance Services Group, Inc.	-	37,471,143	-	37,471,143

	449,398	37,906,970	890,891	38,042,399

Income before income taxes and equity in loss
of York Insurance Services Group, Inc.	117,880	35,699,076	81,278	35,367,307
Income tax expense	42,743	12,685,886	24,475	12,959,655
Equity in loss of York Insurance Services Group, Inc.	-	(1,805,639)	-	(733,748)

Net income	$ 75,137	$ 21,207,551	$ 56,803	$ 21,673,904

Per share net income:
Basic	$ 0.08	$ 24.00	$ 0.06	$ 24.57
Diluted	$ 0.08	$ 23.06	$ 0.06	$ 23.49
Average shares outstanding:
Basic	885,603	883,592	884,669	882,001
Diluted	934,631	919,848	933,785	922,783

See notes to the condensed consolidated financial statements.

BEXIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Loss	Equity

Balance at December 31, 2006,
883,592 common shares	$ 8,836	$ 12,863,641	$ 25,037,948	$ (45,544)	$ 37,864,881
Comprehensive income
Net income	-	-	56,803	-	56,803
Change in unrealized security holdings
losses, net of taxes	-	-	-	(23,711)	(23,711)

Total comprehensive income					33,092

3,000 restricted common shares issued	30	98,460	-	-	98,490
3,000 restricted common shares rescinded	(30)	(98,460)	-	-	(98,490)
Stock-based compensation expense		75,161	-	-	75,161

Balance at June 30, 2007,
883,592 common shares	$ 8,836	$ 12,938,802	$ 25,094,751	$ (69,255)	$ 37,973,134

See notes to the condensed consolidated financial statements.

BEXIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities
Net income	$ 56,803	$ 21,673,904
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Stock-based compensation	75,161	67,145
Decrease in deferred taxes	13,480	1,102,448
Gain on sale of equity interest in York Insurance Services Group, Inc.	-	(37,471,143)
Equity in loss of York Insurance Services Group, Inc.	-	733,748
Accretion of discount on investment security	-	(377,930)
Increase in refundable income taxes	(56,250)	(811,239)
Decrease in other assets	28,776	-
Increase (decrease) in accounts payable and accrued expenses	40,911	(376,898)
Increase in income taxes payable	5,995	11,870,656

Net cash provided by (used in) operating activities	164,876	(3,589,309)

Cash flows from investing activities
Purchase of investment security	-	(46,878,600)
Proceeds from sale of equity interest in York Insurance Services
Group, Inc., net of transaction costs	-	38,602,621

Net cash used in investing activities	-	(8,275,979)

Cash flows from financing activities
Dividend paid	-	(883,592)
Proceeds from exercise of common stock options	-	86,360

Net cash used in financing activities	-	(797,232)
Net increase (decrease) in cash and cash equivalents	164,876	(12,662,520)
Cash and cash equivalents
Beginning of period	458,032	14,088,835

End of period	$ 622,908	$ 1,426,315

Supplemental disclosure
Income taxes paid	$ 61,250	$ 797,790

See notes to the condensed consolidated financial statements.

BEXIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization

Bexil Corporation (the “Company”), a Maryland corporation, is a holding company. From 2002 until April 28, 2006, the Company’s primary holding was a fifty percent interest in York Insurance Services Group, Inc. (“York”), an insurance services company. On April 28, 2006, the Company consummated the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash. The Company has 11 employees, none of whom are full-time.

The Company was incorporated in 1996 under the laws of the State of Maryland as Bull & Bear U.S. Government Securities Fund, Inc., a non-diversified closed end management investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). In October 1996, the Company’s predecessor, a series of shares of Bull & Bear Funds II, Inc., an open end management investment company, transferred its net assets to the Company in exchange for shares of the Company. The Company changed its name to Bexil Corporation in 1999. In 2002, the Company filed an application with the Securities and Exchange Commission (the “SEC”) to terminate its registration as an investment company registered under the 1940 Act.

On January 6, 2004, the Company’s application with the SEC to terminate its registration as an investment company was granted. As a result, the Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is no longer subject to regulation under the 1940 Act. The Company’s shares are listed on the American Stock Exchange.

The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the period.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Specialty Hospital of Northeast Mississippi, Inc. (“Specialty”). Specialty, from inception on November 27, 2006 to June 30, 2007, was inactive and had no assets, liabilities, shareholders equity, revenues, or expenses. In 2006 and prior to the consummation of the sale of York, the Company accounted for its fifty percent interest in York using the equity method and, therefore, our financial results were not consolidated with York’s.

The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB filed with the SEC.

Cash and Cash Equivalents

Investments in money market funds and short term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At June 30, 2007, the Company held approximately $620,000 in money market fund investments.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of stock options. The dilutive effect of stock options is determined using the treasury stock method, whereby exercise is assumed at the beginning of the reporting period, the proceeds from such exercise are assumed to be used to purchase common stock at the average market price during the period, and the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$ 75,136	$ 21,207,551	$ 56,803	$ 21,673,904

Weighted average common shares outstanding:
Weighted average shares used in per share calculation - basic	885,603	883,592	884,669	882,001
Effect of dilutive securities:
Stock options	49,028	36,256	49,116	40,782

Weighted average shares used in per share calculation - diluted	934,631	919,848	933,785	922,783

Per share net income:
Basic	$ 0.08	$ 24.00	$ 0.06	$ 24.57
Diluted	$ 0.08	$ 23.06	$ 0.06	$ 23.49

Stock options will have a dilutive effect under the treasury method only when the average market price of the common stock during the period exceeds the exercise price of the option.

Stock options outstanding with an exercise price higher than the average stock price for the periods presented are excluded from the calculation of diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

There were no potentially dilutive stock options excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006, respectively.

Income Taxes

The Company's method of accounting for income taxes conforms to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Investment Securities, Available-for-Sale

Investment securities, available-for-sale are carried at fair value. Realized gains and losses are included in investment income based on specific identification. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. We regularly review investment securities for other-than-temporary impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other-than-temporary are recognized in earnings. At June 30, 2007, substantially all of the value of the securities are invested in a US Treasury Note.

Reclassifications

Certain comparative amounts for the prior period have been reclassified to conform to the current period condensed consolidated financial statement presentation. Such reclassifications affected income before income taxes and equity in earnings of York.

Reporting Segment

The Company accounts for its operations in accordance with FASB Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” No segment disclosures have been made as the Company considers its business activities as a single segment.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost recorded for stock based compensation, which includes stock options, is based on the grant date fair value as required by SFAS 123R.

The Company has issued stock options in accordance with its 2004 Incentive Compensation Plan. All stock options granted have exercise prices equal to the market value of stock on the date of grant. Accordingly, the Company records compensation expense based on the fair value of the stock options using a Black-Scholes option pricing model. The Black-Scholes option pricing model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value and, therefore, the expense related to future stock options.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 requires the Company to recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The effect of FIN 48 had no impact on the Company’s retained earnings or 2007 income from operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principals (“GAAP”). SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings. SFAS 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.

2. SALE OF YORK INSURANCE SERVICES GROUP, INC.

On April 27, 2006, the Company’s stockholders voted to approve the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors; the sale was consummated on April 28, 2006. The Company recognized a gain from the sale of $37,471,143 before taxes consisting of the cash proceeds paid by the buyer of $38,864,121 plus a consulting fee and expense reimbursement received from York of $138,500 less the Company’s carrying value in York of $1,131,478 and closing costs of $400,000. Included in compensation and benefits were bonus award payments of $1,909,228 paid to the Chief Executive Officer, Executive Chairman, and other employees upon the consumation of the sale of York in 2006. Prior to the sale, the Company’s fifty percent interest in York was accounted for using the equity method and, therefore, York’s financial results were not consolidated with ours. Summarized unaudited condensed financial information for York for the period January 1, 2006 to April 28, 2006 are as follows:

York Insurance Services Group, Inc.	For the Period
Summarized Condensed Financial Information	January 1, 2006 to
(Unuadited)	April 28, 2006

Revenues	$ 30,345,914
Expenses	$ 25,131,225
Net income	$ (1,467,496)

The Company earned fees of $3,000 from York for service on York’s board of directors for the period January 1, 2006 to April 28, 2006.

In December 2005, the Company entered into an expense sharing agreement among York and the other fifty percent stockholder of York for interest and other expenses related to a bank loan obtained by and for use by York. The expense sharing agreement was limited in duration and ended in April 2006. The Company incurred expenses of approximately $168,000 and 281,000 related to the expense sharing agreement for the three and six month periods ended June 30, 2006.

3. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Tuxis Corporation (“Tuxis”), and their affiliates (collectively with Bexil, the “Affiliates”). At June 30, 2007, Winco’s wholly owned subsidiary, Investor Service Center, Inc., owned 222,644 shares of the Company and 234,665 shares of Tuxis, or 25% and 24%, respectively, of the outstanding common stock. Winco’s wholly owned subsidiary, Midas Management Corporation (“MMC”), acts as “master” payer of compensation and benefits of Affiliate employees. At June 30, 2007, the Company had a reimbursement payable to MMC relating to compensation and benefit expenses of $1,062.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. The Company incurred allocated rent and overhead costs of $22,053 and $24,999 for the three months ended June 30, 2007 and 2006, respectively, and $43,471 and $49,998 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company had a payable to Winco related to these costs of $6,724.

The Company participates in a 401(k) retirement plan for substantially all of its qualified employees. Company matching expense is based upon a percentage of contributions to the plan by eligible employees and are accrued and funded on a current basis. In 2006 and through January 31, 2007, the plan was sponsored by Winco. Matching expense to the Winco plan for the three months ended June 30, 2007 and 2006 was $0 and $2,733, respectively, and $12,218 and $12,782 for the six months ended June 30, 2007 and 2006, respectively. Effective February 1, 2007, the Company began participating in a non-affiliated 401(k) plan and matching expense to the non-affiliated 401(k) plan for the three months ended June 30, 2007 and 2006 was $4,524 and $0, respectively, and $8,523 and $0, for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the Company had $103,292 invested in Midas Dollar Reserves, Inc. (“MDR”), a money market fund advised by MMC and $1,605 invested in Global Income Fund, Inc. (“GIF”), a closed end investment company advised by CEF Advisers, Inc., a wholly owned subsidiary of Winco. The Company earned dividends from MDR and GIF in the aggregate of $1,049 and $25 for the three months ended June 30, 2007 and 2006, respectively, and $2,109 and $50 for the six months ended June 30, 2007 and 2006, respectively. Certain officers and directors of the Company are officers and/or directors of MDR and GIF.

4. INVESTMENT IN SECURITIES

Investment securities at June 30, 2007, consisted of the following:

Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Investment securites, available-for-sale
U.S.Treasury Note due August 2008	$ 36,551,108	$ -	$ (108,048)	$ 36,443,060
Global Income Fund, Inc.	1,605	-	(162)	1,443

Total	$ 36,552,713	$ -	$ (108,210)	$ 36,444,503

5. INCENTIVE COMPENSATION PLAN

In 2004, the Company’s shareholders approved the adoption of the 2004 Incentive Compensation Plan (the “Plan”), which provides for the granting of a maximum of 175,918 options to purchase common stock to directors, officers and key employees of the Company or its affiliates. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service. Under certain conditions participants have 3 months after the employment relationship ends to exercise all vested options.

The Company accounts for the cost of its stock options under SFAS No. 123R and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Plan. SFAS 123R requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123R for unvested options granted subsequent to the adoption date. Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. SFAS 123R’s fair value method has resulted in additional share-based expense (affecting compensation expenses and taxes) in the amount of $44,481 and $28,540 related to stock options for the three months ended June 30, 2007 and 2006, respectively, and $75,161 and $67,144 for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, this additional share-based expense lowered pre-tax earnings by $44,481 and $28,540, respectively, lowered net income by $28,468 and $15,697, respectively, and lowered basic earnings per share by $0.03 and $0.02, respectively. For the six months ended June 30, 2007 and 2006, this additional share-based expense lowered pre-tax earnings by $75,161 and $67,144, respectively, lowered net income by $48,103 and $36,929, respectively, and lowered basic earnings per share by $0.05 and $0.04, respectively.

The following schedule shows all options granted, exercised, expired, and exchanged under the Plan as of December 31, 2006.

	Shares Under	Weighted Average	Total
	Option	Exercise Price	Price

Balance, December 31, 2004	143,000	$21.47	$3,070,210
Granted	8,000	$21.19	$169,520
Forfeited	(7,000)	$21.59	$(151,130)

Balance, December 31, 2005	144,000	$21.45	$3,088,800
Granted	3,000	$27.90	$83,700
Exercised	(4,000)	$21.59	$(86,360)
Forfeited	(1,000)	$21.59	$(21,590)

Balance, December 31, 2006	142,000	$21.58	$3,064,360

A summary of stock option activity since our most recent fiscal year end is as follows:

	Shares Under	Weighted Average	Total
	Option	Exercise Price	Price

Balance, December 31, 2006	142,000	$ 21.58	$3,064,360
Granted	4,000	$ 32.46	$129,820

Balance, June 30, 2007	146,000	$ 21.88	$3,194,273

The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company granted 4,000 options during the six months ended June 30, 2007. There were no options granted during the six months ended June 30, 2006.

The key assumptions used in determining the fair value of options granted by applying the Black-Scholes option pricing valuation model in 2007 and a summary of the methodology applied to develop each assumption are as follows:

35.7 – 35.9%
Expected price volatility
Risk-free interest rate	4.5 – 4.6%
Weighted average expected lives in years	4
Forfeiture rate	10%
Dividend yield	0%

Expected Price Volatility - The Company estimates the volatility of its common stock at the date of grant based solely on the historical volatility of its common stock. The volatility factor used in the Black-Scholes option valuation model is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected life of the award.

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

Expected Dividend Yield - Since the adoption of the Plan, the Company has paid one special dividend, although at the time the options were granted management did not anticipate paying a dividend in the foreseeable future. Consequently, the dividend yield assumption was zero. The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.

The following table summarizes information about stock options outstanding at June 30, 2007:

		Weighted- Average Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Options Outstanding	Contractual Life(in years)	Exercise Price	Options Exercisable	Exercise Price of Exercisable Options

$16.30 - $19.50	28,000	2.49	$17.04	21,000	$ 16.37
$21.59 - $32.83	118,000	1.95	$23.03	101,738	$ 22.57
	146,000	2.05	$21.88	122,738	$ 21.51

At June 30, 2007, the aggregate intrinsic value of all outstanding options was $2,178,180 with a weighted average remaining contractual term of 2 years. The total compensation cost related to non-vested awards not yet recognized was $54,740 with an expense recognition period of approximately 2 years.

6. INCOME TAXES

The income tax provision is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Current provision :
Federal	$ 60,980	$ 10,500,000	$ 5,995	$ 10,500,000
State and local	-	1,049,648	5,000	1,357,207

Total current provision	60,980	11,549,648	10,995	11,857,207

Deferred provision (benefit):
Stock-based compensation expense	(18,237)	-	(37,574)	-
Accrued expenses	-	-	51,054	-
Net operating loss and capital loss	-	1,136,237	-	1,102,448

Total deferred provision (benefit)	(18,237)	1,136,237	13,480	1,102,448

Total provision for income taxes	$ 42,743	$ 12,685,885	$ 24,475	$ 12,959,655

At June 30, 2007, deferred tax assets were $125,186 comprised unrealized losses on available-for-sale investment securities of $38,955 and stock-based compensation expenses not deductible for income tax purposes of $86,231.

The difference between the U.S. federal statutory income tax rate and our effective rate is due to state and local income taxes.

7. SHAREHOLDERS’ EQUITY

Stockholder Rights Plan

The Board of Directors has adopted a stockholder rights plan. To implement the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Bexil common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on November 21, 2005. Each right entitles the registered holder to purchase from Bexil one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on November 21, 2015. The rights are evidenced by the underlying Bexil common stock, and no separate preferred stock purchase rights certificates were distributed. The rights to acquire preferred stock will become exercisable only if a person or group, other than certain exempt persons, acquires or commences a tender offer for 10% or more of Bexil’s common stock. If a person or group, other than certain exempt persons, acquires or commences a tender offer for 10% or more of Bexil’s common stock, each holder of a right, except the acquirer, will be entitled, subject to Bexil’s right to redeem or exchange the right, to exercise, at an exercise price of $67.50, the right for one one-thousandth of a share of Bexil’s newly-created Series A Participating Preferred Stock, or the number of shares of Bexil common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of Bexil's common stock on the date of the occurrence of such an event. Bexil’s Board of Directors may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 10% or more of Bexil’s common stock.

Restricted Stock

On June 26, 2007, the Board of Directors rescinded the grant of 3,000 shares of restricted common stock previously awarded to the non-employee directors on March 28, 2007. The shares were rescinded in order to comply with the Company's listing agreement with the American Stock Exchange.  The awards were valued at the grant date fair value of $98,490, which was the market price of the underlying common stock. In lieu of the restricted stock grant awards, the Board of Directors approved a cash bonus award to the non-employee directors totaling $98,490, which was the fair value of the original stock grant award.

8. COMMITMENTS AND CONTINGENCIES

At June 30, 2007, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company’s consolidated financial statements.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Quarterly Report on Form 10-QSB may contain certain “forward-looking information,” including information relating to anticipated growth in revenues or earnings per share. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, contain “forward-looking information” and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “believes,” or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

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

Overview

Bexil Corporation, a Maryland corporation, is a holding company. The Company was incorporated in 1996 under the laws of the State of Maryland as Bull & Bear U.S. Government Securities Fund, Inc., a non-diversified closed end management investment company registered under the 1940 Act. In October 1996, the Company’s predecessor, a series of shares of Bull & Bear Funds II, Inc., an open end management investment company, transferred its net assets to the Company in exchange for shares of the Company. The Company changed its name to Bexil Corporation in 1999. In 2002, the Company filed an application with the SEC to terminate its registration as an investment company registered under the 1940 Act.

On January 6, 2004, the Company’s application with the SEC to terminate its registration as an investment company was granted. As a result, the Company is subject to the reporting and other requirements of the Exchange Act, and is no longer subject to regulation under the 1940 Act. The Company’s shares are listed on the American Stock Exchange.

From 2002 until April 28, 2006, Bexil’s primary holding was its fifty percent interest in privately held York Insurance Services Group, Inc., an insurance services company. The Company’s fifty percent interest in York was accounted for using the equity method and, therefore, York’s financial results were not consolidated with ours.

On April 28, 2006, the Company consummated the sale of its fifty percent interest in York to a newly formed entity controlled by a private equity fund and certain other investors for approximately $39 million in cash and realized a gain of approximately $37.5 million before income taxes on such sale.

Since the sale of the York shares, the Company has been operating to acquire and/or develop one or more businesses. There are no limits on the types of businesses or fields in which the Company may devote its assets. The Company has not agreed to acquire any business as of the date of this report. Our primary source of revenue since the sale of York has been from interest and dividend income earned from U.S. Treasury securities and money market funds. We have no plans to dissolve and liquidate the Company. We are currently engaged in the business of evaluating opportunities to develop and acquire long term acute care hospitals and other enterprises.

Acquisition Parameters

The Company’s acquisition parameters for a public company and private business are

•	A proven track record with demonstrated earning power.
•	Sales between $10 million and $50 million.
•	A seasoned business with solid customer relations.
•	Good return (at least 15%) on equity, little or no debt.
•	Solid management must remain. Audited financials required.
•	Particularly interested in a “spin-off” from a larger company.

We generally are not interested in acquiring (but we may develop) start-ups, turnarounds, or high tech. We will sign a confidentiality agreement and will protect a broker’s sell agreements. If the seller quotes a price, we will respond promptly.

Long Term Acute Care Hospitals

We are currently evaluating opportunities to develop and acquire long-term acute care hospitals (“LTACHs”). In the fourth quarter of 2006 we formed Specialty Hospital of Northeast Mississippi, Inc., a Mississippi corporation, as a wholly owned subsidiary of the Company to further our plans in this regard, although to date it is inactive and has no assets, liabilities, shareholders equity, revenues, or expenses. We are seeking other opportunities in the region. Patients in long term acute care hospitals typically suffer from serious and often complex medical conditions that require a high degree of care. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, stroke, cardiac disorders, non-healing wounds, renal disorders and cancer. These patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs.

An LTACH business involves a number of risks, some of which are beyond our control. The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect the LTACH business. Compliance with changes in federal regulations applicable to long term acute care hospitals operated as “hospitals within hospitals” or as “satellites” will result in increased capital expenditures. Government implementation of proposed changes to Medicare’s method of reimbursing long-term acute care hospitals may have an adverse effect on the industry’s future net operating revenues and profitability.  If there are changes in the rates or methods of government reimbursements for LTACH services, net operating revenues and profitability could decline. LTACHs operate in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce net operating revenues and profitability. Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.  If we fail to establish relationships with the physicians in key markets, net operating revenues may be adversely affected. Shortages in qualified nurses or therapists could increase LTACH operating costs significantly.  Competition may limit our ability to acquire LTACHs and adversely affect our growth. Our future LTACH operations, if any, could be significantly disrupted if we lose key members of our management team. Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis or Plan of Operation is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both important to the portrayal of the Company’s financial condition or results of operations and requires significant judgment or complex estimation process. The Company’s significant accounting policies are described in Note 1 to the audited financial statements included in with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Company believes the following are critical accounting policies:

Investment Securities, Available-for-Sale

Investment securities, available-for-sale are carried at fair value. Realized gains and losses are included in investment income based on specific identification. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. We regularly review investment securities for other-than-temporary impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other-than-temporary are recognized in earnings. At June 30, 2007, substantially all securities are comprised of a US Treasury Note.

Stock-based Compensation

The Company accounts for stock option grants in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment.” All stock options granted have exercise prices equal to the market value of stock on the date of grant. Accordingly, the Company records the fair value of these options using a Black-Scholes option pricing model. The Black-Scholes option pricing model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value and therefore, the expense related to future stock options. For example, increases or decreases in the assumed volatility will cause the option to increase or decrease, respectively.

Results of Operations

Revenue. Revenue decreased $2,000 and $5,000 for the three months and six months ended June 30, 2007, respectively, compared to 2006. In 2006, revenue consisted of fees earned from York for board of directors meeting attendance all of which ceased as a result of the sale of our fifty percent interest in York in April 2006.

Expenses. Total expenses decreased approximately $1,928,000 and $1,870,000 for the three months and six months ended June 30, 2007, respectively, compared to 2006. The decrease in total expenses is attributable to a decrease in compensation and benefits. Compensation and benefits decreased approximately $1,892,000 and $1,882,000 for the three months and six months ended June 30, 2007, compared to 2006. In 2006, bonus awards of approximately $1,909,000 were paid upon consummation of the sale of York to the Chief Executive Officer, Executive Chairman, and other employees.

Interest and dividend income. Interest and dividend income increased approximately $14,000 and $320,000 for the three months and six months ended June 30, 2007, respectively, compared to 2006. The increase in interest and dividend for the six months ended June 30, 2007, compared to 2006, was due to an increase in investment balances during the period.

York. In 2006, the Company recognized a loss in the earnings of York of approximately $734,000. This was attributable to expenses incurred by York leading up to the sale transaction. The Company consummated the sale of its fifty percent interest in York in April 2006 and realized a net after-tax gain of approximately $23,000,000. The net after-tax gain consisted of proceeds of approximately $39,000,000 less the Company’s carrying value in York of approximately $1,100,000, closing costs including employee bonus awards of approximately $2,200,000, and income taxes of approximately $13,000,000.

Net income was $56,803 or $0.06 per share on a diluted basis in 2007 compared to net income of $21,673,904 or $23.49 per share on a diluted basis in 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 requires the Company to recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The effect of FIN 48 had no impact on the Company’s retained earnings or 2007 income from operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) to address inconsistencies in the definition and determination of fair value pursuant to generally accepted accounting principals (“GAAP”). SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements in an effort to increase comparability related to the recognition of market-based assets and liabilities and their impact on earnings. SFAS 157 is effective for interim financial statements issued during the fiscal year beginning after November 15, 2007.

Liquidity and Capital Resources

Historically, we have had adequate liquidity to fund our operations. In management’s opinion, we should have adequate amounts of cash to meet our anticipated obligations. At June 30, 2007, the Company had positive working capital of $37,847,948, total assets of $38,217,740, no long term debt, and shareholders equity of $37,973,134.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company’s liquidity or that are likely to materially adversely affect the Company’s capital resources.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company’s President and Chief Executive Officer along with the Company’s Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. However, on April 3, 2007, the Company filed an Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007, to amend Item 13 to update the exhibit list and to file as Exhibit 23.1 the consent of Tait, Weller & Baker LLP which was omitted from the original filing of the Annual Report on Form 10-KSB.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer of the Company purusant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEXIL CORPORATION

Dated: August 14, 2007	By: /s/ Thomas O’Malley

Thomas O’Malley

Chief Financial Officer,

Chief Accounting Officer